Form 10QSB
period 1996-09-30
CD MAX INC/VA
filed 1996-11-14
CIK 1015457

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996     Commission File Number 0-21147

                                  CD-MAX, INC.
       (Exact name of small business issuer as specified in its charter)


         Delaware                                        87-0378128
 (State of incorporation)               (I.R.S. Employer Identification Number)

           11480 Sunset Hills Road, Suite 110, Reston, VA 20190-5208
             (Address of principal executive offices and zip code)

                                 (703) 471-5755
                          (Issuer's telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                -----         -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Common Stock, $.01 par value                    4,718,270 shares
                (Class)                     (Outstanding at November 11, 1996)

                               TABLE OF CONTENTS

                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Operations for the three months ended
                          September 30, 1995 and 1996 and for the period from
                          from July 1, 1993 (inception) to September 30, 1996.............  2

                 Balance Sheets at June 30, 1996 and September 30, 1996...................  3

                 Statements of Cash Flows for the three months ended
                          September 30, 1995 and 1996 and for the period from
                          from July 1, 1993 (inception) to September 30, 1996.............  4

                 Notes to Financial Statements............................................  5

         Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of Operations...................  6

                          Signatures......................................................  8

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CD-MAX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                            PERIOD FROM
                                                                                                            JULY 1, 1993
                                                                        THREE MONTHS ENDED                 (INCEPTION) TO
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                     1995                1996                   1996
                                                                  -----------         -----------           -------------
 Revenues                                                         $    5,000          $   12,504             $    28,398

 Costs and expenses:
         Selling                                                      53,235              93,962                 535,459
         General and administrative                                  174,364             269,042               2,395,339
         Research and development                                     98,398             226,134               1,265,513
         Depreciation and amortization                                 1,517               5,275                  88,676
                                                                  -----------         -----------           -------------
 Total costs and expenses                                            327,514             594,413               4,284,987
                                                                  -----------         -----------           -------------

 Other income (expense):
         Interest income                                               6,669              25,808                  43,903
         Interest expense                                                  -             (29,959)               (101,117)
                                                                  -----------         -----------           -------------

 Net loss                                                         $ (315,845)         $ (586,060)            $(4,313,803)
                                                                  ===========         ===========            ============

 Net loss per share                                               $    (0.18)         $    (0.18)
                                                                  ===========         ===========

 Weighted average number of common shares outstanding              1,783,368           3,307,785
                                                                  ===========         ===========





                            See accompanying notes.

                                  CD-MAX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                            JUNE 30,              SEPTEMBER 30,
                                                                                              1996                    1996
                                                                                          ------------           --------------
                                        ASSETS

 Current assets:
         Cash                                                                             $   296,012            $   5,226,136
         Accounts receivable                                                                    5,994                    3,498
         Short-term investments                                                                20,000                   20,000
         Prepaid expenses                                                                      25,263                        -
                                                                                          ------------           --------------
 Total current assets                                                                         347,269                5,249,634

 Computer equipment                                                                            67,518                   69,970
 Less accumulated depreciation                                                                (13,446)                 (18,721)
                                                                                          ------------           --------------
                                                                                               54,072                   51,249

 Deposits                                                                                      11,829                   11,829
 Debt issuance costs, net                                                                      69,954                        -
                                                                                          ------------           --------------

 Total assets                                                                             $   483,124            $   5,312,712
                                                                                          ============           ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
         Accounts payable                                                                 $    48,861            $      61,154
         Accrued expenses                                                                     341,220                  162,496
         Unearned royalties                                                                    17,180                   17,180
         Notes payable                                                                        875,000                        -
         Notes payable to related parties                                                     171,666                        -
         Current portion of capital lease obligations                                          23,622                   15,591
                                                                                          ------------           --------------
 Total current liabilities                                                                  1,477,549                  256,421

 Capital lease obligations, net of current portion                                             20,972                   12,161

 Stockholders' equity (deficit):
         Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
           issued and outstanding                                                                   -                        -
         Common stock, $.01 par value; 10,000,000  shares authorized; 2,047,300 and 4,718,270 shares issued and outstanding at June 30, 1996 and
           September 30, 1996, respectively                                                    20,473                   47,183
         Capital in excess of par value                                                     2,691,873                9,310,750
         Deficit accumulated during the development stage                                  (3,727,743)              (4,313,803)
                                                                                          ------------           --------------
 Total stockholders' equity (deficit)                                                      (1,015,397)               5,044,130
                                                                                          ------------           --------------
 Total liabilities and stockholders' equity (deficit)                                     $   483,124            $   5,312,712
                                                                                          ============           ==============





                            See accompanying notes.

                                  CD-MAX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS



                                                                                                                     PERIOD FROM
                                                                                                                     JULY 1, 1993
                                                                           THREE MONTHS ENDED                       (INCEPTION) TO
                                                                 SEPTEMBER 30,             SEPTEMBER 30,             SEPTEMBER 30,
                                                                     1995                      1996                      1996
                                                                 -------------             -------------            --------------
 OPERATING ACTIVITIES:
 Net loss                                                           $(315,845)                $ (586,060)             $(4,313,803)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                        1,517                      5,275                   88,676
   Issuance of compensatory stock options                                   -                          -                  242,452
   Interest expense associated with  warrants issued in
     connection with the Bridge Loan Agreement                              -                      4,167                   25,000
   Interest expense associated with  warrants issued in
     connection with the Private Placement                                  -                     16,667                   41,667
   Changes in operating assets
     and liabilities:
     Accounts receivable                                                    -                      2,496                   (3,498)
     Prepaid expenses                                                       -                     25,263                        -
     Deposits                                                               -                          -                  (11,829)
     Debt issuance costs                                                    -                     69,954                  (69,955)
     Accounts payable                                                 (41,541)                    12,293                   61,154
     Accrued expenses                                                    (351)                  (178,724)                 164,579
     Unearned royalties                                                     -                          -                   17,180
                                                                 -------------             -------------            --------------
 Net cash used in operating activities                               (356,220)                   628,669                3,758,377


 INVESTING ACTIVITIES
 Purchase of equipment                                                      -                     (2,452)                  (3,537)
 Purchase of short-term investments                                         -                          -                  (20,000)
                                                                 -------------             -------------            --------------
 Net cash used in investing activities                                      -                     (2,452)                 (23,537)


 FINANCING ACTIVITIES
 Net proceeds from notes payable                                            -                          -                1,655,500
 Net proceeds from issuance of warrants                                     -                          -                  104,455
 Principal payments on notes payable                                        -                   (875,000)                (975,000)
 Principal payments on notes payable to related parties                     -                   (171,666)                (171,666)
 Principal payments on capital lease obligations                       (1,799)                   (16,842)                 (38,681)
 Net cash proceeds from issuance
  of common stock                                                     525,000                  6,624,753                8,433,442
                                                                 -------------             -------------            --------------
 Net cash provided by financing activities                            523,201                  5,561,245                9,008,050
                                                                 -------------             -------------            --------------


 Net increase (decrease) in cash                                      166,981                  4,930,124                5,226,136
 Cash at beginning of period                                          301,856                    296,012                        -
                                                                 -------------             -------------            --------------
 Cash at end of period                                              $ 468,837                 $5,226,136              $ 5,226,136
                                                                 =============             =============            ==============





                            See accompanying notes.

                                  CD-MAX, INC.
                         (A Development Stage Company)




1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement Form SB-2 on file with the Securities and Exchange Commission for the year ended June 30, 1996.


2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The Company's short-term investments consist of certificates of deposit, banker's acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S. Government agencies, and commercial paper, having maturities of less than three months, or money market mutual funds invested in the foregoing described investments. These securities are recorded at cost, which approximates fair value.

PRODUCT DEVELOPMENT COSTS

         Through September 30, 1996, the Company expensed its product development costs as research and development costs. It will continue to expense such costs until such time as the realizability of the Company's software is established.

3. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

         In August 1996, the Company sold in a public offering 1,322,500 Units, each Unit consisting of two shares of Common Stock and one Redeemable Warrant, which generated gross proceeds of approximately $8.1 million to the Company.

                                  CD-MAX, INC.
                         (A Development Stage Company)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties and represent management's judgement as of the date of this Form 10-QSB. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW
         The Company is a development stage company engaged in the development and marketing of the CD-MAX technology to publishers of digitally stored information. The Company commenced operations in July 1993. Prior thereto, the principals of the Company were involved in the development of the CD-MAX technology, development of the business plan and arranging for the initial capitalization of the Company.

         From July 1, 1993 (inception) through September 30, 1996, the Company recognized revenues from operations of $28,398 and had an accumulated deficit of $4,313,803. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

         The Company's strategy is to achieve market acceptance of the CD-MAX System with publishers of professional, general corporate, library and educational materials who use CD-ROMs and the Internet as the method of information distribution. The Company has entered into agreements with six information publishers pursuant to which it will receive product development, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial test of the CD-MAX System began in August 1995, and to date, a total of $28,398 in revenues have been generated from all uses of the system.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

         For the three months ended September 30, 1996, the Company recognized revenues of $12,504 as license fee income pursuant to its agreements with publishers. For the three months ended September 30, 1995, the Company recognized revenues of $5,000 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

         The Company's operating expenses were $594,413 for the three months ended September 30, 1996, compared to $327,514 for the three months ended September 30, 1995. This increase of $266,899 or 81% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $93,962 for the three months ended September 30, 1996, compared to $53,235 for the three months ended September 30, 1995. This increase of $40,727 or 77% was attributable primarily to increased expenses for an additional marketing professional and other expenses associated with the design and production of new marketing literature.

                                  CD-MAX, INC.
                         (A Development Stage Company)




         General and Administrative. General and administrative expenses were $269,042 for the three months ended September 30, 1996, compared to $174,364 for the three months ended September 30, 1995. This increase of $94,678 or 54% was primarily due to a $29,960 increase in administrative salaries (annual salary increase for key employees, additional staff and temporary services), and a $69,954 increase due to debt issuance amortization expense associated with a private placement financing.

         Research and Development. Research and development expenses were $226,134 for the three months ended September 30, 1996, compared to $98,398 for the three months ended September 30, 1995. This increase of $127,736 or 130% was primarily attributed to the increase of eight additional personnel in software development and operations. This increase in staff also resulted in a proportionate increase of equipment and related expenses.

         Due to the above, the Company had a net loss of $586,060 for the three months ended September 30, 1996, compared to a net loss of $315,845 for the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses from operations since its inception and at September 30, 1996 had an accumulated deficit of $4,313,803. Other than routine trade payables, the Company's primary liabilities are accrued expenses of $162,496, which as of September 30, 1996, represents back salary due to management of $118,632, fringe benefit accruals of $41,240, and other accruals of $2,624, and the current portion of capital lease obligations of $15,591.

         The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of September 30, 1996, approximately $2.5 million of the total offering proceeds were used to pay off private placement notes payable, related party notes payable, and related offering expenses. The proceeds from this offering will be used to support continuing operations and research and development. As of September 30, 1996 $4,321,642 of the offering proceeds has been invested in money market mutual funds, and an additional $800,000 has been used to purchase short term certificates of deposit. The Company expects the proceeds from the offering to be sufficient to fund its operations for at least twelve months.

         The Company has no material commitments other than its facility, equipment leases, and employment agreements with four of its senior executives which call for annual salaries of approximately $64,000 to $89,500 per year per individual.

CERTAIN BUSINESS RISKS

         There can be no assurance that the Company's services will be accepted by the marketplace in a successful and timely manner; that the Company will achieve positive cashflow to fund its operations prior to exhausting its capital resources; or that the Company will be able to raise additional capital, should it be required.

         A description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CD-MAX, Inc.
                                        -------------------------------------
                                                     (Registrant)

Date: November 14, 1996                    /s/  ROBERT A. WIEDEMER
                                        -------------------------------------
                                                  Robert A. Wiedemer
                                          President, Chief Executive Officer,
                                                and Chairman of the Board
                                              (Principal Executive Officer)

Date: November 14, 1996                        /s/  PHILIP J. GROSS
                                        -------------------------------------

                                                    Philip J. Gross,
                                          Secretary Treasurer, Vice President-
                                          Chief Financial Officer, and Director
                                            (Principal Accounting Officer)