Form 10QSB
period 1996-12-31
CD MAX INC/VA
filed 1997-02-13
CIK 1015457

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1996      Commission File Number 0-21147

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

                               (703) 925-3400
                         (Issuer's telephone Number)

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

     Common Stock, $.01 par value                   4,718,270 shares
              (Class)                     (Outstanding at February 13, 1997)

                               TABLE OF CONTENTS

                                                                                                                     Page No.
                                                                                                                     --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Statements of Operations for the three and six months ended
                   December 31, 1995 and 1996 and for the period from
                   July 1, 1993 (inception) to December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                 Balance Sheets at June 30, 1996 and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . .   3

                 Statements of Cash Flows for the six months ended
                   December 31, 1995 and 1996 and for the period from
                   July 1, 1993 (inception) to December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

  Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                         PART I. FINANCIAL INFORMATION

                                  CD-MAX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                               PERIOD FROM
                                                                                                               JULY 1, 1993
                                         THREE MONTHS ENDED                      SIX MONTHS ENDED             (INCEPTION) TO
                                            DECEMBER 31,                           DECEMBER 31,                 DECEMBER 31,
                                      1995                1996               1995                1996               1996
                               -----------------   ----------------   -----------------   ----------------   -----------------
Revenues                       $          3,500    $        15,000    $          8,500    $        27,504    $         43,398

Costs and expenses:
  Selling                                47,971            119,231              92,938            213,224             654,721
  General and administrative            257,347            224,126             431,355            498,323           2,624,620
  Research and development              117,865            262,966             217,926            483,915           1,523,294
  Depreciation and
    amortization                          2,591             15,846               4,108             21,121             104,522
                               -----------------   ----------------   -----------------   ----------------   -----------------

Total costs and expenses                425,774            622,169             746,327          1,216,583           4,907,157


Other income (expense):
  Interest income                         4,074             64,401              10,733             90,210             108,305
  Interest expense                       (1,120)            (7,287)             (1,627)           (37,246)           (108,404)
                               -----------------   ----------------   -----------------   ----------------   -----------------


Net loss                       $       (419,320)   $      (550,055)   $       (728,721)   $    (1,136,115)   $     (4,863,858)
                               =================   ================   =================   ================   =================


Net loss per share             $           (.22)   $          (.12)   $           (.39)   $          (.28)
                               =================   ================   =================   ================


Weighted average number of
  common shares outstanding           1,936,943          4,718,270           1,861,719          4,023,769
                               =================   ================   =================   ================





                            See accompanying notes.

                                  CD MAX, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      1996                   1996
                                                                              -------------------    --------------------
ASSETS
Current assets:
  Cash                                                                        $          296,012     $         4,606,490
  Accounts receivable                                                                      5,994                  55,514
  Short-term investments                                                                  20,000                  20,000
  Prepaid expenses                                                                        25,263                       -
                                                                              -------------------    --------------------
Total current assets                                                                     347,269               4,682,004

Computer equipment                                                                        67,518                 190,882
Less accumulated depreciation                                                            (13,446)                (34,567)
                                                                              -------------------    --------------------
                                                                                          54,072                 156,315

Deposits                                                                                  11,829                  11,829
Debt issuance costs, net                                                                  69,954                       -
                                                                              -------------------    --------------------

Total assets                                                                  $          483,124     $         4,850,148
                                                                              ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                            $           48,861     $           101,768
  Accrued expenses                                                                       341,220                 171,036
  Unearned royalties                                                                      17,180                  17,180
  Notes payable                                                                          875,000                       -
  Notes payable to related parties                                                       171,666                       -
  Current portion of capital lease obligations                                            23,622                  30,335
                                                                              -------------------    --------------------
Total current liabilities                                                              1,477,549                 320,319

Capital lease obligations, net of current portion                                         20,972                  42,401

Stockholders' equity (deficit):
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
      issued and outstanding                                                                   -                       -
  Common Stock, $.01 par value; 10,000,000 shares authorized, 2,047,300 and
      4,718,270 shares issued and outstanding at June 30, 1996 and December
      31, 1996, respectively                                                              20,473                  47,183
  Capital in excess of par value                                                       2,691,873               9,304,103
  Deficit accumulated during the development stage                                    (3,727,743)             (4,863,858)
                                                                              -------------------    --------------------
Total stockholders' equity (deficit)                                                  (1,015,397)              4,487,428
                                                                              -------------------    --------------------
Total liabilities and stockholders' equity (deficit)                          $          483,124     $         4,850,148
                                                                              ===================    ====================





                            See accompanying notes.

                                  CD MAX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                          PERIOD FROM
                                                                                                          JULY 1, 1993
                                                                        SIX MONTHS ENDED                 (INCEPTION) TO
                                                                           DECEMBER 31,                    DECEMBER 31,
                                                                     1995                1996                  1996
                                                              ----------------    ------------------    -----------------
OPERATING ACTIVITIES
Net loss                                                      $      (728,721)    $      (1,136,115)    $     (4,863,858)
Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation and amortization                                       4,108                21,121              104,522
    Issuance of compensatory stock options                                  -                     -              242,452
    Interest expense associated with warrants issued in
      connection with the Bridge Loan Agreement                             -                 4,167               25,000
    Interest expense associated with warrants issued in
      connection with the Private Placement                                 -                16,667               41,667
    Changes in operating assets and liabilities:
      Accounts receivable                                                   -               (49,520)             (55,514)
      Prepaid expenses                                                  5,012                25,263                    -
      Deposits                                                         (5,207)                    -              (11,829)
      Debt issuance costs                                                   -                69,954              (69,955)
      Accounts payable                                                (17,113)               52,907              101,768
      Accrued expenses                                                 48,711              (170,184)             173,119
      Unearned royalties                                                    -                     -               17,180
                                                              ----------------    ------------------    -----------------
Net cash used in operating activities                                (693,210)           (1,165,740)          (4,295,448)


INVESTING ACTIVITIES
Purchases of property and equipment                                         -               (70,546)             (71,631)
Purchase of short-term investments                                          -                     -              (20,000)

                                                              ----------------    ------------------    -----------------
Net cash used in investing activities                                       -               (70,546)             (91,631)


FINANCING ACTIVITIES
Net proceeds from notes payable                                             -                     -            1,655,500
Net proceeds from issuance of warrants                                      -                     -              104,455
Principal payments on notes payable                                         -              (875,000)            (975,000)
Principal payments on notes payable to related parties                      -              (171,666)            (171,666)
Principal payments on capital lease obligations                        (7,124)              (24,676)             (46,515)
Net cash proceeds from issuance of common stock                       525,000             6,618,106            8,426,795
                                                              ----------------    ------------------    -----------------
Net cash provided by financing activities                             517,876             5,546,764            8,993,569
                                                              ----------------    ------------------    -----------------

Net increase (decrease) in cash                                      (175,334)            4,310,478            4,606,490
Cash at beginning of period                                           301,856               296,012                    -
                                                              ----------------    ------------------    -----------------

Cash at end of period                                         $       126,522     $       4,606,490     $      4,606,490
                                                              ================    ==================    =================





                            See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement on Form SB-2 for the year ended June 30, 1996, on file with the Securities and Exchange Commission.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The Company's short-term investments may consist of certificates of deposit, banker's acceptances and repurchase agreements of major banks and institutions, obligations of the Treasury and U.S. Government agencies, and commercial paper, having maturities of less than three months, or money market mutual funds invested in the foregoing described investments. These securities are recorded at cost, which approximates fair value.

PRODUCT DEVELOPMENT COSTS

         Through December 31, 1996, the Company expensed its product development costs as research and development costs. It will continue to expense such costs until such time as the economic realizability of the Company's software is established.

2.  STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

    In August 1996, the Company sold in a public offering 1,322,500 Units, each Unit consisting of two shares of Common Stock and one Redeemable Warrant, which generated net proceeds of approximately $6.6 million to the Company.

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

OVERVIEW

         The Company is a development stage company engaged in the development and marketing of the CD-MAX and NET-MAX technologies to publishers of digitally stored information. The Company commenced operations in July 1993. Prior thereto, the principals of the Company were involved in the development of the company's technology, development of the business plan and arrangement for the initial capitalization of the Company.

         From July 1, 1993 (inception) through December 31, 1996, the Company recognized revenues from operations of $43,398 and as of December 31, 1996 had an accumulated deficit of $4,863,858. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

         The Company's strategy is to achieve market acceptance of the CD-MAX and NET-MAX Systems with publishers of professional, general corporate, library and educational materials who use CD-ROMs and the Internet as the method of information distribution. The Company has entered into agreements with seven information publishers pursuant to which it will receive product development, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial test of the CD-MAX System began in August 1995, and to date, a total of $43,398 in revenues have been generated from all uses of the system.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

REVENUES

         For the three months ended December 31, 1996, the Company recognized revenues of $15,000 as license fee income pursuant to its agreements with publishers. For the three months ending December 31, 1995, the Company recognized revenues of $3,500 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

The Company's operating expenses were $622,169 for the three months ended December 31, 1996, compared to $425,774 for the three months ended December 31, 1995. This increase of $196,395 or 46% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $119,231 for the three months ended December 31, 1996, compared to $47,971 for the three months ended December 31, 1995. This increase of $71,260 or 149% was attributable primarily to increased expenses for two additional marketing professionals and increased advertising costs.

         General and Administrative. General and administrative expenses were $224,126 for the three months ended December 31, 1996, compared to $257,347 for the three months ended December 31, 1995. This decrease of $33,221 or 13% was primarily due to private placement and legal fees which were $39,659 in 1995 and $4,769 in 1996.

         Research and Development. Research and development expenses were $262,966 for the three months ended December 31, 1996, compared to $117,865 for the three months ended December 31, 1995. This increase of $145,101 or 123% was primarily attributed to the increase of eight additional personnel in software development and operations. This increase in staff also resulted in a proportionate increase of equipment and related expenses.

         Due to the above, the Company had a net loss of $550,055 for the three months ended December 31, 1996, compared to a net loss of $419,320 for the three months ended December 31, 1995.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

REVENUES

      For the six months ended December 31, 1996, the Company recognized revenues of $27,504 as license fee income pursuant to its agreements with publishers. For the six months ending December 31, 1995, the Company recognized revenues of $8,500 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

      The Company's operating expenses were $1,216,583 for the six months ended December 31, 1996, compared to $746,327 for the six months ended December 31, 1995. This increase of $470,256 or 63% was attributable primarily to the following factors:

      Sales and Marketing. Selling expenses were $213,224 for the six months ended December 31, 1996, compared to $92,938 for the six months ended December 31, 1995. This increase of $120,286 or 129% was attributable primarily to increased expenses for an additional marketing professional and other expenses associated with the design and production of new marketing literature.

General and Administrative. General and administrative expenses were $498,323 for the six months ended December 31, 1996, compared to $431,355 for the six months ended December 31, 1995. This increase of $66,968 or 16% was primarily due to a $69,955 increase due to debt issuance amortization associated with a private placement financing.

      Research and Development. Research and development expenses were $483,915 for the six months ended December 31, 1996, compared to $217,926 for the six months ending December 31, 1995. This increase of $265,989 or 122% was primarily attributed to the increase of eight additional personnel in software development and operations. This increase in staff also resulted in a proportionate increase of equipment and related expenses.

Due to the above, the Company had a net loss of $1,136,115 for the six months ended December 31, 1996, compared to a net loss of $728,721 for the six months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses from operations since its inception and at December 31, 1996 had an accumulated deficit of $4,863,858. Other than routine trade payables, at December 31, 1996 the Company's primary liabilities are accrued expenses of $118,632 which represents back salary due to management, and fringe benefit accruals of $52,404.

         The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of December 31, 1996, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering will be used to support continuing operations and research and development. As of December 31, 1996 an additional $900,000 of the proceeds have been used to purchase short-term certificates of deposit.
The Company expects the proceeds from the offering to be sufficient to fund its operations for at least twelve months.

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


                                                     CD-MAX, Inc.
                                       --------------------------------------
                                                     (Registrant)

Date: February 13, 1996                       /s/  ROBERT A. WIEDEMER
                                       -------------------------------------
                                                   Robert A. Wiedemer
                                         President, Chief Executive Officer,
                                                 and Chairman of Board
                                              (Principal Executive Officer)

Date: February 13, 1996                       /s/  PHILIP J. GROSS
                                       -------------------------------------
                                                   Philip J. Gross,
                                         Secretary Treasurer, VicePresident-
                                        Chief Financial Officer, and Director
                                           (Principal Accounting Officer)