Form 10QSB
period 1997-03-31
CD MAX INC/VA
filed 1997-05-15
CIK 1015457

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1997            Commission File Number  0-21147

                                  CD-MAX, INC.
       (Exact name of small business issuer as specified in its charter)


         Delaware                                    87-0378128
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



      Common Stock, $.01 par value                      4,718,270 shares
              (Class)                            (Outstanding at May 13, 1997)

                               TABLE OF CONTENTS

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Statements of Operations for the three and nine months ended
                   March 31, 1996 and 1997 and for the period from
                   July 1, 1993 (inception) to March 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                 Balance Sheets at June 30, 1996 and March 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Statements of Cash Flows for the nine months ended
                   March 31, 1996 and 1997 and for the period from
                   July 1, 1993 (inception) to March 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

  Item 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                   Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                         PART I. FINANCIAL INFORMATION

                                  CD-MAX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                               PERIOD FROM
                                                                                                               JULY 1, 1993
                                             THREE MONTHS ENDED                   NINE MONTHS ENDED           (INCEPTION) TO
                                                   MARCH 31,                          MARCH 31,                  MARCH 31,
                                             1996             1997            1996               1997              1997
                                     -----------------  ---------------  ---------------  -------------------  ---------------

Revenues                              $            -    $      9,500     $       8,500       $       37,004    $     52,898

Costs and expenses:
  Selling                                     58,164         132,022           151,102              345,246         786,743
  General and administrative                  37,259         255,807           468,614              754,130       2,880,427
  Research and development                   208,886         248,169           426,812              732,084       1,771,463
  Depreciation and amortization                2,591          15,896             6,699               37,017         120,418
                                      ---------------   -------------    --------------      ---------------   -------------
Total costs and expenses                     306,900         651,894         1,053,227            1,868,477       5,559,051

Other income (expense):
  Interest income                                583          46,373            11,316              136,583         154,678
  Interest expense                            (2,084)         (6,137)           (3,711)             (43,383)       (114,541)
                                      ---------------   -------------    --------------      ---------------   -------------

Net loss                              $     (308,401)   $   (602,158)    $  (1,037,122)      $   (1,738,273)   $ (5,466,016)
                                      ===============   =============    ==============      ===============   =============

Net loss per share                    $         (.15)   $       (.13)    $        (.54)      $         (.41)
                                      ===============   =============    ==============      ===============

Weighted average number of
  common shares outstanding                2,047,300       4,718,270         1,923,354            4,252,726
                                      ===============   =============    ==============      ===============
                                      ===============   =============    ==============      ===============



                            See accompanying notes.

                                  CD MAX, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                  JUNE 30,                MARCH 31,
                                                                                    1996                    1997
                                                                                ----------------     -----------------
ASSETS
Current assets:
  Cash                                                                              $   296,012           $ 3,750,162
  Accounts receivable                                                                     5,994                73,874
  Short-term investments                                                                 20,000                20,000
  Prepaid expenses                                                                       25,263                     -
                                                                                ----------------     -----------------
Total current assets                                                                    347,269             3,844,036

Computer equipment                                                                       67,518               320,814
Less accumulated depreciation                                                           (13,446)              (50,869)
                                                                                ----------------     -----------------
                                                                                         54,072               269,945

Deposits                                                                                 11,829                11,829
Debt issuance costs, net                                                                 69,954                     -
                                                                                ----------------     -----------------

Total assets                                                                        $   483,124           $ 4,125,810
                                                                                ================     =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                                  $    48,861           $    78,220
  Accrued expenses                                                                      341,220                84,283
  Unearned royalties                                                                     17,180                17,180
  Notes payable                                                                         875,000                     -
  Notes payable to related parties                                                      171,666                     -
  Current portion of capital lease obligations                                           23,622                25,357
                                                                                ----------------     -----------------
Total current liabilities                                                             1,477,549               205,040

Capital lease obligations, net of current portion                                        20,972                35,500

Stockholders' (deficit) equity:
  Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
      issued and outstanding                                                                  -                     -
  Common Stock, $.01 par value; 10,000,000 shares authorized, 2,047,300 and
      4,718,270 shares issued and outstanding at June 30, 1996 and March
      31, 1997, respectively                                                             20,473                47,183
  Capital in excess of par value                                                      2,691,873             9,304,103
  Deficit accumulated during the development stage                                   (3,727,743)           (5,466,016)
                                                                                ----------------     -----------------
Total stockholders' (deficit) equity                                                 (1,015,397)            3,885,270
                                                                                ----------------     -----------------
Total liabilities and stockholders' (deficit) equity                                $   483,124           $ 4,125,810
                                                                                ================     =================





                            See accompanying notes.

                                  CD MAX, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                        PERIOD FROM
                                                                                                        JULY 1, 1993
                                                                       NINE MONTHS ENDED               (INCEPTION) TO
                                                                           MARCH 31,                      MARCH 31,
                                                                     1996               1997                1997
                                                              ----------------    ----------------    ----------------
OPERATING ACTIVITIES
Net loss                                                        $ (1,037,122)      $  (1,738,273)      $  (5,466,016)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      6,699              37,017             120,418
    Issuance of compensatory stock options                                 -                   -             242,452
    Interest expense associated with warrants issued in
      connection with the Bridge Loan Agreement                            -               4,167              25,000
    Interest expense associated with warrants issued in
      connection with the Private Placement                                -              16,667              41,667
    Changes in operating assets and liabilities:
      Accounts receivable                                                  -             (67,880)            (73,874)
      Prepaid expenses                                               (19,988)             25,263                   -
      Deposits                                                       (12,006)                  -             (11,829)
      Debt issuance costs                                                  -              69,954             (69,955)
      Accounts payable                                               (20,007)             29,359              78,220
      Accrued expenses                                               120,154            (256,937)             86,366
      Unearned royalties                                                   -                   -              17,180
                                                              ----------------    ----------------    ----------------
Net cash used in operating activities                               (962,270)         (1,880,663)         (5,010,371)

INVESTING ACTIVITIES
Purchases of property and equipment                                        -            (199,337)           (200,422)
Purchase of short-term investments                                         -                   -             (20,000)
                                                              ----------------    ----------------    ----------------
Net cash used in investing activities                                      -            (199,337)           (220,422)

FINANCING ACTIVITIES
Net proceeds from notes payable                                      175,000                   -           1,655,500
Net proceeds from issuance of warrants                                     -                   -             104,455
Principal payments on notes payable                                        -            (875,000)           (975,000)
Principal payments on notes payable to related parties                     -            (171,666)           (171,666)
Principal payments on capital lease obligations                      (10,151)            (37,290)            (59,129)
Net cash proceeds from issuance of common stock                      525,000           6,618,106           8,426,795
                                                              ----------------    ----------------    ----------------
Net cash provided by financing activities                            689,849           5,534,150           8,980,955
                                                              ----------------    ----------------    ----------------

Net (decrease) increase in cash                                     (272,421)          3,454,150           3,750,162
Cash at beginning of period                                          301,856             296,012                   -
                                                              ----------------    ----------------    ----------------
Cash at end of period                                           $     29,435       $   3,750,162       $   3,750,162
                                                              ================    ================    ================





                            See accompanying notes.

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement on Form SB-2 for the year ended June 30, 1996, and its subsequently files 10-QSBs on file with the Securities and Exchange Commission.

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

PRODUCT DEVELOPMENT COSTS

     Through March 31, 1997, the Company expensed its product development costs as research and development costs. It will continue to expense such costs until such time as the economic realizability of the Company's software is established.

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

     From July 1, 1993 (inception) through March 31, 1997, the Company recognized revenues from operations of $52,898 and as of March 31, 1997 had an accumulated deficit of $5,466,016. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

     The Company's strategy is to achieve market acceptance of the CD-MAX and NET-MAX Systems with publishers of professional, technical, corporate, library and educational materials which use CD-ROMs and/or the Internet as the method of information distribution. The Company has entered into agreements with seven information publishers pursuant to which it will receive product development, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial test of the CD-MAX System began in August 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

REVENUES

     For the three months ended March 31, 1997, the Company recognized revenues of $9,500 as license fee income pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees. For the three months ending March 31, 1996, the Company recognized no revenues.

OPERATING EXPENSES

     The Company's operating expenses were $651,894 for the three months ended March 31, 1997, compared to $306,900 for the three months ended March 31, 1996. This increase of $344,944 or 112% was attributable primarily to the following factors:

     Sales and Marketing. Selling expenses were $132,022 for the three months ended March 31, 1997, compared to $58,164 for the three months ended March 31, 1996. This increase of $73,858 or 127% was attributable primarily to increased expenses for an additional marketing professionals and increased advertising and marketing costs.

     General and Administrative. General and administrative expenses were $255,807 for the three months ended March 31, 1997, compared to $37,259 for the three months ended March 31, 1996. This increase of $218,548 or 587% was primarily due to a $36,193 increase in payroll and employee benefits with the addition of two new administrative staff and salary increases, a $35,518 increase in financial public relations, a $16,479 increase in financial filing fees, a $14,900 increase in travel, a $13,140 increase in accounting fees, a $10,328 increase in business insurance, and a $9,037 increase in consulting fees.

     Research and Development. Research and development expenses were $248,169 for the three months ended March 31, 1997, compared to $208,886 for the three months ended March 31, 1996. This increase of $39,283 or 19% was primarily attributed to the increase of three additional personnel in software development and operations. This increase in staff also resulted in a proportionate increase of related expenses.

     Due to the above, the Company had a net loss of $602,158 for the three months ended March 31, 1997, compared to a net loss of $308,401 for the three months ended March 31, 1996.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

REVENUES

     For the nine months ended March 31, 1997, the Company recognized revenues of $37,004 as license fee income pursuant to its agreements with publishers. For the nine months ending March 31, 1996, the Company recognized revenues of $8,500 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

     The Company's operating expenses were $1,868,477 for the nine months ended March 31, 1997, compared to $1,053,227 for the nine months ended March 31, 1996. This increase of $815,250 or 77% was attributable primarily to the following factors:

     Sales and Marketing. Selling expenses were $345,246 for the nine months ended March 31, 1997, compared to $151,102 for the nine months ended March 31, 1996. This increase of $194,144 or 128% was attributable primarily to increased expenses for an additional marketing professional and other expenses associated with the design and production of new marketing literature.

     General and Administrative. General and administrative expenses were $754,130 for the nine months ended March 31, 1997, compared to $468,614 for the nine months ended March 31, 1996. This increase of $285,516 or 61% was primarily due to a $129,747 increase in payroll and employee benefits with the addition of two new administrative staff and salary increases, a $46,503 increase in financial public relations, a $44,890 increase in business insurance, a $32,951 increase in accounting fees, and a $8,594 increase in phone charges. These increases were offset by a $50,126 decrease in administrative office leases which were reclassed to Research and Development.

     Research and Development. Research and development expenses were $732,084 for the nine months ended March 31, 1997, compared to $426,812 for the nine months ending March 31, 1996. This increase of $305,272 or 72% was primarily attributed to the increase of three additional personnel in software development and operations. This increase in staff also resulted in a proportionate increase of equipment and related expenses. Office lease expense also increased $50,126 since it was reclassed to Research and Development from General and Administrative Expense.

     Due to the above, the Company had a net loss of $1,738,273 for the nine months ended March 31, 1997, compared to a net loss of $1,037,122 for the nine months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced net losses from operations since its inception and at March 31, 1997 had an accumulated deficit of $5,466,016. Other than routine trade payables, at March 31, 1997 the Company's primary liabilities are accrued expenses of $84,283, which represents accrued payables and fringe benefit accruals of $57,867.

     The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of March 31, 1997, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering are being used to support continuing operations and research and development. As of March 31, 1997 an additional $900,000 of the proceeds have been used to purchase short-term certificates of deposit. The Company expects the proceeds from the offering to be sufficient to fund its operations for at least twelve months.

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

                                                 CD-MAX, Inc.
                                  ------------------------------------------
                                                (Registrant)

Date: May 13, 1996                        /s/  ROBERT A. WIEDEMER
                                  ------------------------------------------
                                             Robert A. Wiedemer
                                     President, Chief Executive Officer,
                                           and Chairman of Board
                                      (Principal Executive Officer)

Date: May 13, 1996                         /s/  PHILIP J. GROSS
                                  ------------------------------------------

                                              Philip J. Gross,
                                     Secretary Treasurer, VicePresident-
                                    Chief Financial Officer, and Director
                                       (Principal Accounting Officer)