Form 10KSB
period 1997-06-30
CD MAX INC/VA
filed 1997-09-29
CIK 1015457

                                  FORM 10-KSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 Annual Report under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934 for the
                        fiscal year ended: June 30, 1997

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

                                     Yes   X      No
                                         -----

         Check if there is no disclosure of delinquent filers in this form in response to Item 405 of Regulation S-B [because there are no delinquent filers of Forms 3 and 4 in the most recent fiscal year], and no disclosure will be contained, to the best of the issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the most recent fiscal year were $47,004.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock, $.01 par value                      4,718,270 shares
               (Class)                      (Outstanding at September 26, 1997)

        Redeemable Warrants                           2,362,500
                                            (Outstanding at September 26, 1997)

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold [or the average bid and asked price of such common equity] as of 9/26, 1997 [a date within the past 60 days] is 10,418,856. The Closing Price on 9/26/97 was $3.00 per share.

                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

   Item 1.        Business..............................................................3

   Item 2         Properties...........................................................13

   Item 3.        Legal Proceedings....................................................14

   Item 4.        Submission of Matters to a Vote of Security Holders..................14

   Item 5.        Market for Registrant's Common Equity and Related
                  Stockholders' Matters................................................14

   Item 6.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations........................14

   Item 7.        Financial Statements.................................................18

   Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.............................................18

   Item 9.        Directors and Executive Officers of the Registrant...................18

   Item 10.       Executive Compensation...............................................20

   Item 11.       Security Ownership of Certain Beneficial Owners and
                  Management...........................................................22

   Item 12.       Certain Relationships and Related Transactions.......................23

                  Signatures...........................................................25

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

         CD-MAX, Inc. (which is doing business as Imark Technologies, Inc. and referred to herein as the "Company" or "Imark" ), a development stage company with minimal revenues to date, was organized in 1993. The Company is engaged in the business of serving the electronic information industry by offering a suite of electronic commerce ("e-commerce") enabling services to information publishers who use CD-ROMs and/or the Internet as their distribution media.

         The Company offers (i) services to publishers which use CD-ROM or Internet based technologies for the distribution of their information; (ii) a variety of payment options, including micropayments, credit cards, checks and purchase orders/invoicing; and (iii) a selection of pricing metrics for the publisher to use in charging for their information, including subscription pricing, pay-per-use pricing, "accountless" purchases for occasional users who don't want to establish an account, and subaccount tracking and billing.

         The Company's services enable publishers of business and professional information to increase the value of their products by offering a full suite of enabling e-commerce solutions. These services include customer registration, product authorization, transactional billing, pay-per-use information and other related services designed specifically to enable electronic information providers to be paid for information used by users. The Company's mission is to become the leading provider of such e-commerce solutions for electronic information distributed via CD-ROM, the Internet and server-push technology. The Company's core business is usage metering and billing customers for transactions on behalf of information providers. The Company's back-end database provides state-of-the-art reporting capabilities. Its automated billing processes offer a flexible, low-cost alternative to in-house billing.

         The Company's two current service offerings, CD-MAX for CD-ROM based information and NET-MAX for Internet based information, employ proprietary technology to facilitate the sale of electronically stored information by tracking usage and facilitating the billing for such usage. The software based systems feature low licensing and revenue-based service fees for providers and easy installation and use for customers. The Company is currently developing an enhanced version of NET-MAX, called NET-MAX+ which will incorporate the use of server-push technology.

         Of particular importance to the Company's customers is its ability to meter and bill for information usage on a pay-per-use basis. Historically, electronically stored information has been sold on a subscription basis (essentially unlimited use for a fixed fee per year), or, in the case of some online services, on an access time basis (essentially so much per minute of access to the data base). Imark's proprietary technology enables these information publishers to change their pricing metrics and charge for information use based on the value of the information accessed.


INDUSTRY BACKGROUND

         The sale of electronic information on the Internet and on CD-ROM is a significant market. Cowles/Simba Information projects that Intranet/Internet sales of business and professional online information revenues will top $5.4 billion by the year 2000. The report estimates that the number of Internet users has increased from 8.0 million in 1995 to 12.0 million in 1996 and will increase exponentially by the millennium.

         Sales of "business information" in electronic form will outsell print for the first time in 1997, according to Cowles/Simba. Their numbers project a total 1997 market of $46.9 billion, with $23.5, or just over 50% coming from electronic sources. Internet users will jump from 6% of the total information market today to 38% by 1999, according to the American Management Association.

         The sale of electronically-stored information is not new. Online services, such as CompuServe, Dialog and Lexis-Nexis, have been around for many years serving the business and professional markets. And, CD-ROM technology has been used a distribution medium for some time. The sale of information via online services and CD-ROM is already a multi-billion dollar market.

         What has changed is the ease of access to information. The availability of CD-ROM players has grown significantly over the past few years to the point that they are now a routine component of personal computers. And, the Internet has greatly increased the availability of access to remote data bases. Harnessing these technological advances and making e-commerce a profitable reality for the information publisher is the focus of Imark's efforts.

PRODUCTS

         Post-usage billing, the Customer's computer accesses the Company's billing computer via a standard modem at the end of a billing period. Upon access, the Company downloads the transaction information and calculates billing accordingly. If bills are not paid within a predetermined period of time, the Company will not download new access codes and the CD-MAX System will automatically terminate access to the CD-ROM until the bill has been paid and new codes are downloaded to the user's computer. The Company does not assume liability for unpaid customer invoices.

         Pay-in-advance billing is just what it says: the customer pays a specific amount in advance for use of the publisher's information, and the Company's software meters usage of the information until the pre-paid amount has been exhausted. At that point, the Company's software blocks further access to the information by the user customer until another prepayment.

         The primary elements of the CD-MAX System are data encryption, metering and security.

         Data Encryption: The Company's encryption method has been approved by the U.S. Department of Commerce for an unrestricted export license so that the CD-MAX System can be exported outside the United States. Once integrated with the publisher's search and retrieval engine, the CD-MAX System decrypts the data once the user has either paid for data retrieval or established credit with the CD-MAX billing center.

         Metering: The CD-MAX System measures and records actual data access, which allows publishers to charge on a "One Chargeable Unit" ("OCU") basis, giving the publisher pricing flexibility. Each time an OCU is retrieved from the database, the CD-MAX system automatically calculates the transaction charges, according to specific base prices and transaction fees established by the publisher.

         Security: The CD-MAX System provides security at many different levels. Security begins with the proprietary CD-ROM encryption technology employed to protect CD-ROM information. User login security is provided to prevent unauthorized users from retrieving data, as well as giving the publisher's customers the ability to charge departments within their organizations. Installation security protects publishers from lost revenues since users must register with the CD-MAX billing center in order to retrieve the data. The transaction data cannot be read by ordinary means as it is encrypted using a special one-way encryption process that is decrypted at the CD-MAX facility.


         THE NET-MAX SYSTEM: The NET-MAX system allows publishers to enable their Internet-based users to consume content on a pay-per-use basis. Seamlessly integrated with the metering hooks of a publisher's web site search engine, the NET-MAX system handles the tedium of customer registration, usage logging, event authorization, billing, and processing of payment transactions for the publisher. The system provides a practical way to sell electronic information on a pay-as-you-go basis. NET-MAX supplies users and publishers with a variety of reports including billing statements, usage reports and customized publisher reports.

         NET-MAX requires that the user establish an account with the Company This is done through a Web-based registration process. NET-MAX collects the necessary registration information and stores it securely at the Company's facility. With an account, the user can now log into and gain access to the publisher's content database. While the user views database records, NET-MAX works in the background logging the document titles and authorizing the delivery of each piece of protected content.

         THE CD-MAX SYSTEM: The CD-ROM Metering and Billing System (CD-MAX) is a set of software components designed to meter usage of information on CD-ROMs and use that metered data to generate statistical reports and customer billings. Using various methods to track and meter the data, the CD-MAX System becomes aware when specific publisher data is accessed, whether for viewing, copying, or printing. CD-MAX keeps an accurate database of this usage and processes the information for billing the user on behalf of the publisher.

         The most obvious candidates for the Company's services are almost exclusively publishers and data warehouse companies that can benefit from efficient and accurate data retrieval metering and billing on a pay-per-use basis, statistical reports based on usage, customized billing performed by the Company's technology platform, or a combination of all three. The Company uses two functionally distinct sets of software in this connection. The first set of software tracks and meters usage of electronic data on the customer's own computer; and using either modem or diskette, transmits the usage data securely to the Company's billing operations. The second set of software resides at the Company. Here, the Company processes the customer usage data for statistical purposes (if the publisher client desires such stastical analysis) and for purposes of billing the customer for its use of the published information. On behalf of the client-publisher, the Company bills the user customer, accepts payment of transaction fees from all users of CD-ROM based information sources which use the CD-MAX System. The Company currently offers two alternatives for billing: after-use and pay-in-advance billing.

         NET-MAX+: The Company is currently developing a service using server push technology. NET-MAX+ will enable the Company to provide its publishing clients with more control over how content is promoted, and it positions the Company as a player in the emerging technology of Server Push.

         With NET-MAX+, the Company will host the publisher's content as well as handle the delivery of that content. For content acquisition, the Company will create a system which simplifies publisher content submission and pricing specifications. Since the content resides with Imark, the Company is now able to index the content and compare the results of the indexing process with users' profiles. NET-MAX+ will push the content using an industry standard transmitter (BackWeb, Castanet, etc) to the appropriate users, manage subscriptions and allow pay-per-use consumption for content outside of subscriptions. Additionally, Imark will make the content available using traditional pull technology and a natural language search and retrieval system.

         The NET-MAX+ System is composed of a content acquisition module, an indexing component, an indexing module, a profile matching module, a natural language search and retrieval engine, a subscription manager, a pull-technology web site and a push technology transmitter.

         The content acquisition module is a set of programs that allow publishers to deliver content they want incorporated in NET-MAX+ to the Company's site. The indexer (sweeper) system is a set of programs, which build incremental indices on the new content. The profile matching module matches new content with an end-user profile maintained on site. The Subscription manager collects information about a user and maintains databases of channels subscribed to by different user. The natural language search and retrieval engine allows users to perform searches on the content. This is done via a web site. The transmitter then "broadcasts" the content to the appropriate users. NET-MAX+ uses the ECMS system for billing,

SALES AND MARKETING

         The Company's initial target market are the leading 200 to 300 publishers of professional, reference, technical and business information which, in turn, sell their information to the end-user. The Company earns its revenues by charging these publishers an initial development fee, transaction fees for processing bills and payments, and a percentage of the revenue.

         The Company's marketing professionals have experience in the publishing community and with potential publishing clients which can utilize the Company's services. They make detailed in-person presentations and provide pricing alternatives to their marketplace, customize the Company's services to the publisher's search and retrieval engine and its billing requirements. Since the Company is privy to proprietary information of its clients, the Company requires both staff and potential clients to sign a nondisclosure agreement that mutually protects technological developments and trade secrets.

         In order to ensure the success of a development project, marketing personnel continue to work with the client after the service is implemented. The Company typically works with the client to develop an annual marketing plan.

MARKETING STRATEGY

         The success of the Company's services is directly related to the success of its publishing clients in selling their information on a metered basis to end-users.

         CD-MAX is marketed to publishers of CD-ROM-based information and NET-MAX is marketed to publishers using the internet as their distribution channel. In many instances, publishers use both channels and therefore may be a client for both services offered by the Company. Some of these publishers will also be potential clients for the Company's NET-MAX+ service, when it is ready for commercialization.

         The Company has identified a significant number of primary publishers, secondary publishers, aggregators (CD-ROM and subscription agencies), and other third parties, who are actively pursuing the Internet as a distribution channel for their information. Among these are scientific, technical and medical publications, which generally bear the highest subscription costs and were among the first publications available electronically.

         The Company has identified several factors that have precipitated this move: the availability of technology; the ability to make information available at "pre-publication stage" (prior to binding and mailing), shrinking subscription budgets in the library market, where 70% of the information is acquired; and a desire to have access to business-to-business information for critical decision-making in real time.

         These factors, combined with spiraling subscription costs and a continuing interest by publishers in higher revenues and profits, have created the need for other economic models. In the past, without appropriate technologies, publishers have not had the ability to price CD-ROM or Internet information on a pay-per-use basis. However, the Company's technology gives electronic publishers a pay-per-use pricing system and the possibility to tap additional revenue sources.

         To reach this growing market, the Company is using a combination of cost-effective strategies including targeted direct mail to publishers; exhibitions at major library, information industry, and publishing conferences; direct selling and high-level informational seminars.

PROMOTION AND ADVERTISING

         The Company retains the services of KSK Communications, Ltd., a marketing, communications and advertising firm, and RMR, Inc., a public relations agency. These companies provide communications and public relations support to the media and to potential investors and the publishing community.


PRINCIPAL CONTRACTS:

         At this point the Company is completing its development stage and is embarking on the commercialization of its services and initiating the revenue generating process. Management believes that the contracts described below, which are representative of the types of clients the Company is seeking to attract, have the greatest potential for initial commercial success.

         One of the Company's principal contracts is with SilverPlatter Information Inc. The contract was entered into in November 1996. Since August 1997 the Company provided SilverPlatter with metering and billing services for its WebSpirs, Internet-based, information system. This pay-per-use service, known as "Search by Search", is marketed by SilverPlatter and its distributors to the library, research, and corporate markets. Via "Search by Search," the Company is providing billing and metering services to over 30 publishers who license their information to SilverPlatter. These publishers include the National Library of Medicine, Thomson Financial Publishing, H.W. Wilson, and the Government Printing Office.

         The Company has contracted with Information Handling Services (IHS), a Colorado-based engineering and reference publisher, in February 1997, that is the largest publisher of reference CD-ROMs in the world to provide IHS with metering and usage information for their "Vendor Catalog" product, consisting of vendor information from over 100,000 vendors on approximately 30 CD-ROMs. Metering services began in June 1997.

         The Company has also contracted with CIVS, Inc., a Rockville, MD based healthcare information provider in May 1996 to supply metering and billing services for its CD-ROM based database of physician information. This CD-ROM has only recently been placed in commercial distribution. The Company also contracted with the Information Industry Association (IIA) to sell its Information Industry Contracts on the web on a pay-per-use basis. This project will give the Company high visibility within the information community and is scheduled to be commercial in October. The company has also contracted with NFO Web, Inc. to launch a pay-per-use and subscription web site that allows legal professionals to view and download Supreme Court rulings and related information. The site is expected to be commercial in late October.

         The Company also has signed joint marketing agreements with Global Village Inc., Productive Data Group, and Libraxus, Inc., who are all Folio partners.

         These companies provide a variety of services to information publishers, including web-site development and Internet hosting. Under the terms of the joint marketing agreements, these companies can market the Company's NET-MAX services under a revenue sharing arrangement.

         The Company has also established contractual relationships with key search and retrieval engine providers. These companies, Dataware and Folio, supply their search and retrieval engines (the database software which the information consumer uses to search for data on a CD-ROM or web site), to much of the same customer base as the Company. These relationships call for the companies to integrate their respective capabilities to facilitate the comarketing of their respective services. The Company is also actively working with other software tools providers to the publishing industry to establish similar relationships.


COMPETITION

         There is limited direct competition to the Company in the field of providing metering and billing services for business, professional and reference information publishers on CD-ROM and the Internet. Two firms operate in the general field of metering and encryption. One is Wave Systems Inc., which is active primarily in entertainment related software and whose technology for metering relies on computer manufacturers installing a chip in their computers at the factory. The other company, Infosafe, Inc., relies on a hardware-based technology for metering and encryption. By contrast, the Company's system is software based and requires no special hardware on the user's computer.

         In the Internet field, several firms provide software that perform some of the function that the Company provides. These software toolkits, such as Open Market, require substantial levels of skill, time and effort on the part of publishers. While the Company's system requires no technical expertise on the part of the publisher client.

         Internet micropayment processor services, which permit online payment by credit card number transmitted over the internet, are sometimes viewed as competitive to the Company's services. However, micropayment services are only a small component of the suite of services provided by the Company, and so the micropayment processor services are not directly competitive with the Company's services. Indeed, the Company is working with a micropayment processor to integrate its services into the Company's suite of services as a alternative to payment by credit card or check.

PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY

         The CD-MAX and NET-MAX systems are based upon software and related technical data that the Company believes is a "trade secret." The Company believes that commercial protection of its products will depend primarily upon the CD-MAX and the NET-MAX Systems proprietary software remaining a trade secret under copyright protection. In order to protect trade secrets, the Company is in the process of taking measures, which in its opinion are appropriate procedures to protect its rights. There can be no assurance, however, that the Company's technology will remain secret or that others will not develop similar technology and use such technology to compete with the Company. While the Company has certain rights with respect to patents (see discussion below) those patents do not cover the CD-MAX and the NET-MAX Systems as they are presently configured.

         Prior to the formation of the Company, John David Wiedemer, Senior Vice President, Operations, developed the technology, which led to the creation of the CD-MAX System. In connection with the development of the CD-MAX System, he entered into an exclusive, 99 year, worldwide, master license with the Company (the "Master License") to certain intellectual property, technology and patents (the "Intellectual Property").

         The Intellectual Property rights assigned under the Master License includes rights to certain patents, and the following non-patented intellectual property: a demonstration program (original and subsequent versions), a hardware card (original and subsequent versions), and software outlines, including an Overview of Software Components of CD-MAX System (July 15, 1993); Functional Program Description (August 25, 1993); and Preliminary Notes on Billing System Design (Sept. 21, 1993). None of the patents have been and none of the patents can be filed in Europe.

         The field of use of the Intellectual Property covered by the Master License is for text and related multimedia information on any electronic medium, including the Internet, online and CD-ROM market. The Master License includes standard default provisions, providing for the reversion of the license to the licensor (or assigns), should the Company file for bankruptcy or not protect and defend from infringement any of the intellectual property covered by the license. The Master License also permits John David Wiedemer to compete with the Company after 1999, if he is terminated by the Company without cause and if the Company fails to have gross revenues from sales of products and services using the Intellectual Property, as adjusted for transaction related taxes, returns, refunds, bad debts, and direct payments to third parties for the material being distributed ("Adjusted Gross Revenues"), of at least $3,000,000 in 1999, $4,000,000 in 2000, and $5,000,000 in 2001, and each year after 2001 Adjusted Gross Revenues equal to the prior year's Adjusted Gross Revenues requirement plus 15%, adjusted for inflation. The Master License provides for a royalty to a Royalty Trust (the beneficiaries of which include John David Wiedemer, Robert Wiedemer, members of their family, David B. Boelio, Philip J. Gross and Weldon P. Rackley) of 1.25% of the Adjusted Gross Revenues of the Company in excess of $15 million but under $100 million per year, and 2.5% of the Adjusted Gross Revenues on amounts over $100 million. However, no royalties are due or payable unless the closing bid price for the Company's Common Stock has been at least $52.50, as adjusted for any stock dividends, stock splits or recapitalization, for a thirty calendar day period, and the Company's net income during any fiscal year is at least equal to three percent (3%) of the shareholders' equity after payment of the royalty. See "Certain Transactions."

         The above referenced patents do not cover the CD-MAX or NET-MAX systems as currently configured, and thus the Company does not currently have any patent protection for its systems.

RESEARCH AND DEVELOPMENT

         The Company's research and development resources consist of a thirteen person product development staff. Primary projects presently being undertaken include: product enhancements to the system relating to the user interface and tracking capabilities; expanding potential computer platforms that can be used with the system; improving the efficiency and capability of the back end support software, including improvement in usage reporting and market research capabilities for publishers, and support for the marketing efforts, which include improved product demonstration and demonstration support capabilities. The Company's research and development efforts are concentrated on the following:

         SUB ACCOUNTS: This area involves the ability of a single master account to assign its available credit to a collection of related accounts which the master account manages. This system makes the Company's metering and billing system particularly advantageous for libraries working with individual researchers or academic departments;

information distributors working with smaller clients; and corporations where usage is allocated across multiple departments. This feature is under development at this time.

         INTEGRATION WITH SEARCH AND RETRIEVAL ENGINES: Work is continuing on enhancing the ease with which the Company can integrate with leading industry search and retrieval engines, such as Verity 97, Dataware's NetAnswer, and Folio's siteDirector products with whom the Company has contracts as well as keeping our product interfaces current with the latest versions of their products. In addition, the Company will be working with other search and retrieval developers to the publishing industry to integrate our system with their systems as appropriate contracts are reached with these search and retrieval developers.

         INTEGRATION WITH PAYMENT MECHANISMS: The Company will be working to integrate its billing systems with proprietary and non-proprietary payment standards as they evolve on the Internet. This would include, but is not limited to proprietary standards such as Cybercash and non-proprietary standards such as SET being developed by VISA and Mastercard.

         INTERNATIONALIZATION OF PAYMENT MECHANISMS: The Company is focusing on expansion into the international markets, and is negotiating an agreement (not yet reached) with SilverPlatter for providing services in Canada and Australia. Any such agreements, if reached, necessitate the development of software systems to handle transactions in international currencies and with international banking systems. The Company will be working with other organizations, such as Cybercash, to more quickly develop these capabilities.

EMPLOYEES

         The Company has twenty-three (23) full time employees. Four (4) employees are in marketing, six (6) are in management and administrative positions, and thirteen (13) are in product research and development. Management considers its employee relations to be satisfactory.


ITEM 2.           PROPERTIES

         The Company leases office space in Murray Hill, New Jersey (approximately 1,650 square feet) on a five (5) year lease expiring in January, 2000 and in Reston, Virginia (approximately 7,900 square feet) on a lease, which expires January, 1998. The annual rent for the first year is approximately $200,000 with customary escalations. The Company has signed a five (5) year lease for office space in

Herndon, Virginia (approximately 11,805 square feet) to replace the Reston, Virginia space, which begins November 1, 1997. The Company also owns or leases office equipment and personal computers.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise during the fiscal year ended June 30, 1997.


                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal U.S. market in which the Company's Common Stock, $.01 par value, is traded is the Nasdaq Small-Cap market. The Company's common stock was first listed for trading on August 16, 1996 under the symbol "MAXX". The following table shows the high and low sales prices as reported on Nasdaq for the periods indicated below. These quotations have been obtained from Nasdaq Quotations through June 30, 1997 and reflect last sales prices for the Company's Common Stock ($.01 Par Value).

         Calendar year 1996                       High                Low
         ------------------                       ----                ---

         Third Quarter.....                       6.000              4.000
         Fourth Quarter....                       6.000              3.750

         Calendar year 1997
         ------------------

         First Quarter.....                       4.500              3.625
         Second Quarter....                       4.125              2.875

         As of September 26, 1997, there were 343 holders of record of the Company's common stock.

         The Company has issued and outstanding 2,362,500 Redeemable Warrants. Each of these warrants expires on August 16, 2001 and entitles the holder to purchase one share of Common Stock for $4.59 per share, subject to adjustment in certain events. The Redeemable Warrants are redeemable by the Company with the prior written consent of Joseph Stevens & Company, L.P., the underwriter for the Company's securities, at a price of $.05 per Redeemable Warrant commencing August 16, 1997, provided that (i) 30 days written notice is given to holders of the Redeemable Warrants (the "Warrantholders") and (ii) the closing bid price per share of the Common Stock as reported on NASDAQ (or the last sale price, if quoted on a national securities exchange) for any 20 trading days within a period of 30 consecutive trading days, ending on the fifth day prior to the date of the notice of redemption, has been at least 150% of the then exercise price, subject to adjustment in certain events. The Warrantholders shall have exercise rights until the close of the business day immediately preceding the date fixed for redemption.

         The Warrants provide for adjustment of the exercise price and for a change in the number of shares issuable upon exercise to protect holders against dilution in the event of a stock dividend, stock split, combination or reclassification of the Common Stock. The Warrants do not confer upon the Warrantholder any voting or other rights of a stockholder of the Company.

         The warrants have traded since August 19, 1996. Since that time, the closing price for the warrants on NASDAQ has ranged from a low of 3/8 to a high of 2 3/8. The closing price on September 26, 1997 was 1 3/8.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties and represent management's judgment as of the date of this Form 10-KSB. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements.

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

         From July 1, 1993 (inception) through June 30, 1997, the Company recognized revenues from operations of $62,898 and as of June 30, 1997 had an accumulated deficit of $6,287,211. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

         The Company's strategy is to achieve market acceptance of the CD-MAX and NET-MAX Systems with publishers of professional, general corporate, library and educational materials who use CD-ROMs and the Internet as the method of information distribution. The Company has entered into agreements with seven information publishers pursuant to which it will receive product development, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial use of the CD-MAX System began in August 1995, and to date, a total of $62,898 in revenues have been generated from all uses of the system. The first commercial use of the NET-MAX system was in September 1997 and to date no revenue has been received by the Company.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

REVENUES

         For the year ended June, 1996, the Company recognized revenues of $13,394 as license fee income pursuant to its agreements with publishers. For the year ending June 30, 1995, the Company recognized revenues of $2,500 from operations.

OPERATING EXPENSES

         The Company's operating expenses were $1,673,030 for the year ended June 30, 1996, compared to $1,087,002 for the year ended June 30, 1995. This increase of $586,028 or 54% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $208,757 for the year ended June 30, 1996, compared to $120,285 for the year ended June 30, 1995. This increase of $88,472 or 74% was attributable primarily to increased expenses associated with the design and production of marketing materials and an increase in public relations expenses.

         General and Administrative. General and administrative expenses were $725,748 for the year ended June 30, 1996, compared to $689,597 for the year ended June 30, 1995. This increase of $36,151 or 5% was primarily due to a $37,239 increase in administrative salaries (annual salary increase for key employees, additional staff and temporary services); a $18,656 increase in Virginia office rent (twelve months rent versus five months rent in the prior twelve months); a $11,277 increase due to an increase in travel (finance related activities); a $43,243 increase in legal expenses; and a $53,666 increase in general office expenses offset by a decrease of $127,930 in investors' and financial relations expense.

         Research and Development. Research and development expenses were $655,124 for the year ended June 30, 1996, compared to $277,120 for the year ended June 30, 1995. This increase of $378,004 or 136% was primarily attributed to the increase of nine additional personnel in software development and operations. This increase in staff also resulted in an increase of equipment and related expenses.

         Depreciation and Amortization expense was $83,401 for the year ended June 30, 1996, compared to $0 for the year ended June 30, 1995. This increase of $83,401 was primarily attributed to the capitalization of equipment leases and the capitalization of debt issuance costs associated with the second bridge financing.

           Due to the above, the Company had a net loss of $1,715,333 for the year ended June 30, 1996, compared to a net loss of $1,082,415 for the year ended June 30, 1995.

YEAR ENDED JUNE 30, 1997 COMPARED WITH YEAR ENDED JUNE 30, 1996

REVENUES

         For the year ended June 30, 1997, the Company recognized revenues of $47,004 as license fee income pursuant to its agreements with publishers. For the year ended June 30, 1996, the Company recognized revenues of $13,394 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

         The Company's operating expenses were $2,739,029 for the year ended June 30, 1997, compared to $1,673,030 for the year ended June 30, 1996. This increase of $1,065,999 or 64% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $578,136 for the year ended June 30, 1997, compared to $208,757 for the year ended June 30, 1996. This increase of $369,379 or 177% was attributable primarily to increased expenses for two additional marketing professionals and new marketing literature. Salary and fringe benefits increased $144,655. Marketing literature and advertising increased $172,197 from the prior fiscal year. The Company retained KSK Communications, Ltd. to design new marketing literature and materials and advertising for the new name of Imark Technologies, Inc. Office rent for the New Jersey office had been expensed to general and administrative in fiscal year 1996, but since the move of all administrative functions to Virginia in fiscal year 1997 the rent expense has been transferred to Sales and Marketing. For this reason, rent increased $41,572 from the previous year. The remaining increase is due to increased travel and public relations expenses.

         General and Administrative. General and administrative expenses were $1,066,485 for the year ended June 30, 1997, compared to $725,748 for the year ended June 30, 1996. This increase of $340,737 or 47% was primarily due to increased salary and fringe benefits. Administrative salaries increased $95,817 with the addition of two new administrative managers and executive salary increases. Employee life, medical and dental insurance increased $40,312 for all employees due to increased rates and greater employee participation. Employer 401k contributions for all departments increased $14,508 with increased employee participation. Accounting fees increased $19,609 as a result of the Company's public offering in August, 1996 and the additional financial reporting requirements. Financial public relations and consulting expenses increased $95,698 from the prior fiscal year. Consultants were retained in fiscal year 1997 in an effort to increase profitability and investor awareness of the Company. Financial filing fees increased $19,773 as a result of the public offering in fiscal year 1997 and the Securities and Exchange Commission quarterly reporting requirements. Insurance expenses increased $57,770 from the prior fiscal year as the company acquired additional E&O, D&O, and business liability insurance.

         Research and Development. Research and development expenses were $1,021,576 for the year ended June 30, 1997, compared to $655,124 for the year ended June 30, 1996. This increase of $366,452 or 56% was attributed to an increase in labor and fringe expenses. Research and development personnel received significant salary increases based on salary statistics for comparable positions in the industry. These increases combined with four additional employees resulted in increased labor and fringe benefit expenses of $345,450 or 72% from the prior fiscal year.

         Due to the above, the Company had a net loss of $2,559,468 for the year ended June 30, 1997, compared to a net loss of $1,715,333 for the year ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses from operations since its inception and at June 30, 1997 had an accumulated deficit of $6,287,211. Other than routine trade payables, at June 30, 1997 the Company's primary liabilities are accrued expenses of $66,898 which represents employee benefit accruals.

         The Company has no external sources of liquidity and the Company has no knowledge of any trends, events, or uncertainties that are likely to impact short-term or long-term liquidity.

         The Company is currently spending approximately $225,000 per month and, as of June 30, 1997, had cash, cash equivalents and short-term investments of approximately $2.9 million.

         Unless revenues increase significantly, the Company anticipates that it will have to raise additional funds during fiscal year 1998. There is no certainty that the Company will be able to raise such funds. Should the Company be unable to raise the additional Capital, the Company must significantly reduce its operating expense and/or redeem its redeemable warrants.

         The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of June 30, 1997, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering are being used to support continuing operations and research and development. As of June 30, 1997 an additional $1,783,701 of the proceeds have been used to purchase short-term certificates of deposit. The Company expects the proceeds from the offering to be sufficient to fund its operations for at least twelve months.

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

         A description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission


ITEM 7.           FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS                                    FORM 10-KSB
Independent Auditors' Report                                           F-2

Balance Sheet as of
  June 30, 1997                                                        F-3

Statements of Operations for the years
  ended June 30, 1996 and 1997 and for the period
  from July 1, 1993 (inception) through June 30, 1997                  F-4

Statements of Stockholders' Equity (Deficit) for the years
  ended June 30, 1996 and 1997 and for the period from
  July 1, 1993 (inception) through June 30, 1997                       F-5

Statements of Cash Flows for the years ended June 30, 1996
  and 1997 and for the period from July 1, 1993 (inception)
  through June 30, 1997                                                F-6

Notes to Financial Statements                                          F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers and directors of the Company are as follows:

         Name                               Age      Position with Company
         ----                               ---      ----------------------------------------------------
         Robert A. Wiedemer                 38       President, Chief Executive Officer, Chairman of
                                                         the Board
         Philip J. Gross                    45       Secretary, Treasurer, Vice President, Chief Financial
                                                          Officer
         John David Wiedemer, Ph.D.         46       Senior Vice President, Operations, Director
         David B. Boelio                    43       Executive Vice  President,  Marketing and Sales
         Steven P. Schnipper                26       Director
         Weldon P. Rackley                  61       Director

         Robert A. Wiedemer, Co-founder and Chairman of the Board since 1995, President, Chief Executive Officer and a Director of the Company since 1993. From March 1990 until June 1993, he worked with Dr. Wiedemer in the development of the CD-MAX technology. Mr. Wiedemer received his B.A. from the University of Texas and a Master's Degree in Business from the University of Wisconsin-Madison with a specialty in Marketing.

         Philip J. Gross, Co-founder, Secretary/Treasurer, Chief Financial Officer, and Director since 1993. From 1986 until 1989 Mr. Gross was Chief Financial Officer, Treasurer and Secretary of America Online. From 1985 until May, 1994, he was a director of National Digital Corporation of McLean, Virginia, a digital photo transmission company. From 1990 through June, 1993, Mr. Gross was chief financial officer of Phone Base Systems of Vienna, Virginia, a telecommunications firm. From 1991 to the June, 1997, he was the chief operating officer and a director of CIVS, Inc. of Rockville, Maryland, a health care information company. Subsequent to CIVS's acquisition by Medirisk, Inc., in June, 1997, he has been Vice-President of Operations. Mr. Gross is a Certified Public Accountant. He holds AB and MBA degrees from Syracuse University.

         John David Wiedemer, Ph.D., Co-founder, Director, and Senior Vice President--Operations since 1993. From March 1990 until June 1993, Dr. Wiedemer was involved in efforts to develop the CD-MAX technology. Dr. Wiedemer holds Ph.D. and Masters degrees in economics from the University of Wisconsin-Madison, and a Bachelor of Arts degree (Magna cum laude) from the University of Pennsylvania.

         David B. Boelio, Executive Vice President, Marketing and Sales since July, 1993. From 1990 until June, 1992 he was vice-president, editor in chief at Macmillan Publishing of New York City. From June, 1992 through July, 1993, he was a self employed consultant to the publishing industry. He holds a BA degree from the University of Michigan.

         Steven P. Schnipper, Director since 1995. Since 1992, he has been a financial consultant, working with individual and corporate clients. From 1993 to November, 1994, Mr. Schnipper was employed by the City of Elizabeth, NJ designing, implementing and troubleshooting computerized systems and applications. Mr. Schnipper holds BA and MBA degrees from Rutgers University. Prior to 1992, Mr. Schnipper was a student.

         Weldon P. Rackley, Director since May 1996. From 1991 to November 1994 he was executive director of AMACOM Books, the book publishing division of the American Management Association, located in New York City, and from November 1994 to the present he has been the managing director of publications for the American Management Association.

ADVISORY BOARD

         The CD-MAX Advisory Board consists of the persons set forth below. The Advisory Board members serve one year terms from the date of their appointment and receive options to purchase the Company's Common Stock in consideration of their service on the Advisory Board. The Company policy is to annually grant stock options to members of the Advisory Board. The number of options to be granted is at the discretion of the Company's Board of Directors.

         John H. Davis, the former chairman and chief executive officer of The Thomson Corporation's Book/Reference Group, retired from Thomson in 1993. Previously he held executive positions with Simon &

Schuster, Inc. and its subsidiary, Prentice-Hall, Inc., including president of the Simon & Schuster Higher Education Group and president of the Prentice-Hall College Division. Until 1993, Mr. Davis served as treasurer of the Board of Directors of the Association of American Publishers ("AAP") and as a member of its Executive Committee. In May, 1994, he received the AAP's James F. Leisy Achievement Award in recognition of the positive influence he has exerted on the careers of many publishing industry executives.

         James D. Ramsey, III is president and chief executive officer of Evoke, Inc., a new venture serving the information needs of various professional and corporate markets. From 1991 to 1994, Mr. Ramsey was senior vice president of Research Institute of America ("RIA"), a publisher of tax information owned by The Thomson Corporation. As general manager of RIA's electronic publishing unit, he bore primary responsibility for planning and executing the company's move from print into CD-ROM-based distribution of information.

         William Saffady, Ph.D. is a Professor in the School of Information Science and Policy, State University of New York at Albany. As the author of over 30 books and dozens of articles, Dr. Saffady is a recognized authority on many aspects of information management, including the use of optical discs and the cost of online search services. Fraser P. Seitel is managing partner of Emerald Partners, communications counselors, and senior counselor to Burston-Marsteller. For 21 years, Mr. Seitel was a communications executive of the Chase Manhattan Bank, resigning in 1992 after 10 years as senior vice president and director of public affairs. Mr. Seitel teaches and lectures extensively on the field of public relations. He is the author of the Prentice-Hall textbook, The Practice of Public Relations.

         William E. Strum served until July, 1995 as Vice President of Advanced Products and Tools at America Online, Inc., where he developed future strategies for enhanced browser, server and Internet server products. Previously, Mr. Strum was president and chief technical officer of Media Cybernetics, Inc., a producer and marketer of imaging and multimedia software products. Mr. Strum is currently providing business development consulting services to companies involved in Internet and interactive technologies and serves as the Product Manager for the Company's NET-MAX product.


ITEM 10.     EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during the fiscal year ended June 30, 1997, to the Company's Chief Executive Officer. No other officer, director, or employee earned more than $100,000 for the fiscal year ended June 30, 1997.

     Name and
   Other Annual
Principal Position                          Salary            Bonus             Compensation     Options
------------------                          ------            -----             ------------     -------
Robert A. Wiedemer, President,
Chief Executive Officer                     $89,500           $5,000                  -              -

EMPLOYMENT CONTRACTS

         The Company has entered into employment agreements with Messrs. Boelio, Gross, J.D. Wiedemer, and R. Wiedemer which terminate on October 1, 1998. Each employment agreement provides for automatic one-year renewals subject to earlier termination by either party with or without cause on certain terms and conditions. Each agreement is terminable by either the employee or the Company by notice at least 90 days prior to the end of the term or any renewal term. If the agreement is terminated by the Company prior to the end of the term or any renewal thereof without cause, as such term is defined in the agreement, the Company must pay the employee his base salary for six (6) months thereafter as severance pay. In addition, the Company may terminate the agreement for breach of the agreement, including neglect of duty, malfeasance or misfeasance, or inability to perform specified duties upon 30 days prior notice. Each employee has agreed with the Company that the employee shall not, directly or indirectly, in the United States in geographical locations in which the Company does or is in the process of extending its capability to market and sell its products, for a period of 18 months after termination, engage in any competitive business, or solicit customers of the Company in competition with the Company.

         Robert A. Wiedemer is employed as President and Chief Executive Officer, is in charge of all operations, and entrusted with the direction, administration, and implementation of the Company's plans and policies. John David Wiedemer is employed as Senior Vice President of Operations and is responsible for supervising and managing the Company's product development. David B. Boelio is the Executive Vice President, Marketing and Sales and is responsible for supervising and managing the Company's marketing and sales activities. Philip J. Gross is employed as Chief Financial Officer and is responsible for all accounting records, all other economic and financial information and systems of the Company, and for apprising the President and the Board of Directors of all corporate financial information relevant to their determinations. Mr. Gross is also employed as Vice President of a health care information company. There can be no assurance that the demands upon Mr. Gross from his employment by the Company and the other company will not create a conflict of interest between Mr. Gross and the Company, or that such demands may not result in the Company having less availability of Mr. Gross' services.

STOCK INCENTIVE PLAN

         In September, 1993, the Board of Directors adopted, and in December, 1993, the stockholders approved, the 1993 Stock Incentive Option Plan (the "Plan"), which provides for the grant of options to purchase an aggregate of 200,000 shares of the Company's Common Stock. The Plan provides for the grant to key employees of incentive stock options within the meaning of Section 422 of the Code, and for the grant of non-qualified stock options, and restricted stock awards to eligible executive officers, directors, consultants and key employees of the Company. The Plan, which expires in 2003, is administered by the Board of Directors or a committee designated by the Board of Directors. The purposes of the Plan are to ensure the retention of existing executive personnel, key employees and consultants of the Company, to attract and retain new executive personnel, key employees and consultants and to provide additional incentive by permitting such individuals to participate in the ownership of the Company. The criteria to be utilized by the Board of Directors or committee in granting options pursuant to the Plan will be consistent with these purposes. Senior management of the Company is not expected to participate in this Plan; however, they have been granted Management Warrants which are described below.

         Incentive stock options granted under the Plan may be exercisable for a period of up to 10 years or from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares of which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified stock option. Upon the exercise of an option, payment may be made by cash, check or any other means that the Board or the committee determines. No option may be granted under the Plan after December 2003.

         To date the Company has issued 198,660 stock options to its non-management directors, key employees, and consultants exercisable at a prices ranging from $3.50 to $15.00 per share. The Company has not issued any restricted stock awards.

MANAGEMENT WARRANTS

         In April, 1996, the Company issued to its senior management an aggregate of 990,000 ten year, common stock purchase warrants that are exercisable after October 1, 1996 and only at such time as the Common Stock has traded for twenty days in any thirty business day period at a closing bid price equal to or greater than $9.19, as adjusted for any stock splits or recapitalizations. The exercise price of these Warrants is $9.19 per share, subject to adjustment for stock splits or recapitalizations.

LIMITATION OF LIABILITY OF DIRECTORS AND OFFICERS AND INDEMNIFICATION

         The Certificate of Incorporation limits, to the fullest extent now or hereafter permitted by the Delaware General Corporation Law, liability of the Company's directors to the Company or its stockholders for monetary damages arising from a breach of their fiduciary duties as directors in certain circumstances. This provision presently limits a director's liability except where a director (i) breaches his or her duty of loyalty to the Company or its stockholders, (ii) fails to act in good faith or engages in intentional misconduct or a knowing violation of law, (iii) authorizes payment of an unlawful dividend or stock purchase or redemption or (iv) obtains an improper personal benefit. This provision does not prevent the Company or its stockholders from seeking equitable remedies, such as injunctive relief or recision. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have any effective remedy against actions taken by directors that constitute negligence or gross negligence.

         The Certificate of Incorporation also authorizes the Company to indemnify its directors, officers or other persons serving at the request of the Company against liabilities arising from their services in such capacities to the fullest extent permitted by law, including payment in advance of a final disposition of a director's or officer's expenses or attorneys' fees incurred in defending any action, suit or proceeding, other than in the case of an action, suit or proceeding brought by the Company on its own behalf against an officer. Presently, the Delaware General Corporation Law provides that to be entitled to indemnification an individual shall have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the Company's best interests.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of Common Stock as of September 15, 1997 by (i) each stockholder known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each director, (iii) each "Named Executive" officer, and (iv) all executive officers and directors of the Company as a group.

         Name and Addresses of                         Shares Beneficially      Percentage of Outstanding
         Beneficial Owners                                   Owned(1)             Shares of Common Stock
         ---------------------                         -------------------      --------------------------
         David B. Boelio                                      470,987(2)                  9.48%
         Philip J. Gross                                      435,486(2)                  8.75%
         John D. Wiedemer(2)                                  724,562(3)                 14.59%
         Robert A. Wiedemer(3)                                435,450(4)                  8.77%
         Wiedemer Charitable Trust(4)                         230,050(5)                  4.88%
           c/o John D. Wiedemer, Trustee
         Steven P. Schnipper                                  266,367(6)                  5.44%
         Weldon  P. Rackley                                    70,575                     1.50%
         Suan Investments(11)                                 487,567(7)                  9.89%
           c/o Ernest Gottdiener
           911 Sterner Road
           Hillside, NJ 07205
         All Executive Officers and
           Directors as a group
           (six persons)                                    2,403,923(8)                 40.97%


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days. Except as otherwise noted, each individual or entity has sole voting and investment power over the securities listed.

(2) Includes 247,500 ten year, common stock purchase warrants that are exercisable at such time as the Common Stock has traded for twenty days in any thirty business day period at a closing bid price equal to or greater than $9.19 for the exercise price of $9.19 per share.

(3) Robert A. Wiedemer and John D. Wiedemer are brothers. Includes 230,050 shares owned by the Wiedemer Charitable Residual Trust over which John David Wiedemer exercises voting control, and in which he has a beneficial interest.

(4) Robert A. Wiedemer and John D. Wiedemer are brothers. Does not include any shares owned by the Wiedemer Charitable Residual Trust in which Robert Wiedemer has a beneficial interest but does not exercise any voting or investment control.

(5) John D. Wiedemer is the trustee of this trust and he and Robert A. Wiedemer have a beneficial interest in the trust.

(6) Includes 19,152 shares subject to Common Stock options exercisable at $9.00 per share, 37,397 shares subject to Common Stock warrants that are immediately exercisable at prices ranging from $.30 to $6.00 per share, and 97,056 shares of Common Stock issuable upon exercise of Redeemable Warrants.

(7) Includes 47,408 shares subject to Common Stock warrants that are immediately exercisable at $6.00 per share, and 265,944 shares of Common Stock issuable upon exercise of Redeemable Warrants.

(8) Includes 19,152 shares subject to Common Stock options exercisable at $9.00 per share, 84,805 shares subject to Common Stock warrants that are immediately exercisable at prices ranging from $.30 to $6.00 per share.
363,000 shares of Common Stock issuable upon exercise of Redeemable Warrants, and 990,000 ten year, Common Stock purchase warrants that are exercisable at such time as the Common Stock had traded for twenty days in any thirty business day period at a closing bid price equal to or greater than $9.19 for the exercise price of $9.19 per share.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July, 1993, John David Wiedemer and Robert Wiedemer formed CD-MAX for the purpose of developing the CD-MAX System. Prior to that time they had engaged in limited development efforts through a number of different entities owned entirely by Messrs. Wiedemer and members of their family.

         The Company entered into the Master License Agreement with John David Wiedemer which agreement gave CD-MAX rights in certain specified Intellectual Property. The Master License includes standard license provisions, such as the reversion of the license to the licensor (or assigns), should CD-MAX file for bankruptcy or not protect and defend from infringement any of the intellectual property covered by the license. The Master License provides for a royalty to a Royalty Trust of 1.25% of the adjusted gross revenues of CD-MAX in excess of $15 million, but under $100 million per year, and 2.5% of the adjusted gross revenues on amounts over $100 million. However, no royalties are due or payable until such time as the closing bid price for the Company's Common Stock is at least $52.50, as adjusted for any stock dividends, stock splits or recapitalization, for a thirty calendar day period, and the Company's net income during any fiscal year after payment of the royalty is at least equal to three percent (3%) of the shareholders' equity after payment of the royalty. The Master License also permits John David Wiedemer to compete with the Company after 1999, if he is terminated by the Company without cause and if the Company fails to have adjusted gross revenues from sales of products and services using the Intellectual Property of at least $3,000,000 in 1999, $4,000,000 in 2000, and $5,000,000 in 2001 (the "Minimum
Revenue Goal"), and each year after 2001 adjusted gross revenues equal to the prior year's Minimum Revenue Goal plus 15%, adjusted for inflation. See "Business - Proprietary Rights and Intellectual Property."

         In December, 1995, the Company issued 80,825 shares of Common Stock and 80,825 warrants to purchase Common Stock with an exercise price of $6.60 per share to Steven P. Schnipper, a director of the Company, and two other existing shareholders of the Company, Suan Investments and Stourbridge Investments, Ltd., in return for their guarantee to provide interim financing of up to $300,000 to the Company. The stock and warrant issuance was the result of negotiations between the Company and the investors and represents the repricing of the investors' earlier equity investments in the Company. Pursuant to their guarantees, in February, March and April 1996, Steven P. Schnipper, and the two principal stockholders of the Company, advanced an aggregate of $300,000 to the Company. In exchange for the initial $100,000 advance of the First Bridge Financing, the Company issued 50,000 Bridge Warrants and a one-year, 10% promissory note that was repaid from the net proceeds of the Second Bridge Financing. For the remaining $200,000 the Company issued an aggregate of (i) $180,000 principal amount of promissory notes which bear interest at the rate of 10% per annum and are due and payable upon the earlier of (a) the consummation of a public financing of the Company through the sale of equity securities from which the Company receives gross proceeds of at least $3,000,000 or (b) May 16, 1997, and (ii) 120,000 Bridge Warrants.

         Some of the Company's officers, directors and principal shareholders (or their family members) purchased an aggregate of $200,000 of the Second Bridge Financing on terms identical to the other investors in that offering.


         The above referenced promissory notes from the First and Second Bridge Financings were repaid from the proceeds of the Company's public offering in August 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CD-MAX, Inc.
                                           --------------------------------
                                                       (Registrant)

Date: September 28, 1997                         /s/  ROBERT WIEDEMER
                                           --------------------------------
                                                    Robert A. Wiedemer
                                           President, Chief Executive Officer,
                                                 and Chairman of Board
                                              (Principal Executive Officer)

Date: September 28, 1997                            /s/  PHILIP J. GROSS
                                           ---------------------------------

                                                      Philip J. Gross,
                                           Secretary Treasurer, Vice President-
                                          Chief Financial Officer, and Director
                                              (Principal Accounting Officer)

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                         INDEX TO FINANCIAL STATEMENTS








         Report of Ernst & Young LLP, Independent Auditors..........................................     F-2

         Balance Sheet as of June 30, 1997 .........................................................     F-3

         Statements of Operations for the years ended June 30, 1996 and 1997
            and for the period from July 1, 1993 (inception) through June 30, 1997..................     F-4

         Statements of Stockholders' Equity (Deficit) for the years ended June 30, 1996
            and 1997 and for the period from July 1, 1993 (inception) through June 30, 1997.........     F-5

         Statements of Cash Flows for the years ended June 30,  1996 and 1997
            and for period from July 1, 1993 (inception) through June 30, 1997 .....................     F-6

         Notes to Financial Statements..............................................................     F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
CD-MAX, Inc.


We have audited the accompanying balance sheet of CD-MAX, Inc., d/b/a Imark Technologies, Inc., (a development stage company) as of June 30, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1996 and 1997 and for the period July 1, 1993 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CD-MAX, Inc., d/b/a Imark Technologies, Inc., at June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1996 and 1997 and for the period July 1, 1993 (inception) to June 30, 1997, in conformity with generally accepted accounting principles.




                                                        /s/ Ernst & Young LLP


Vienna, Virginia
September 22, 1997

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET

                                     ASSETS


                                                                          JUNE 30,
                                                                            1997
                                                                        ------------

Current assets:

   Cash and cash equivalents ........................................   $ 1,119,242
   Accounts receivable ..............................................        20,250
   Short-term investments ...........................................     1,803,701
   Prepaid expenses and other current assets ........................        50,295
                                                                        ------------
Total current assets ................................................     2,993,488

Computer equipment ..................................................       368,775
Less accumulated depreciation and amortization ......................       (84,822)
                                                                        ------------
                                                                            283,953

Deposits ............................................................        11,829
                                                                        ------------

Total assets ........................................................   $ 3,289,270
                                                                        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................   $    83,989
   Accrued expenses .................................................        66,898
   Unearned royalties ...............................................        17,180
   Current portion of capital lease obligations .....................        33,325
                                                                        ------------
Total current liabilities ...........................................       201,392

Capital lease obligations, net of current portion ...................        23,803

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized;
     no shares issued and outstanding ...............................          --
   Common stock, $.01 par value; 10,000,000 shares authorized;
     4,718,270 shares issued and outstanding ........................        47,183
   Capital in excess of par value ...................................     9,304,103
   Deficit accumulated during the development stage .................    (6,287,211)
                                                                        ------------
Total stockholders' equity...........................................     3,064,075
                                                                        ============
Total liabilities and stockholders' equity...........................   $ 3,289,270
                                                                        ============


                            See accompanying notes.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                               PERIOD FROM
                                                              JULY 1, 1993
                                                             (INCEPTION) TO
                                     YEAR ENDED JUNE 30,         JUNE 30,
                                    1996          1997             1997
                                ------------   ------------   ------------
Revenues ....................   $    13,394    $    47,004    $    62,898

Costs and expenses:
   Selling ..................       208,757        578,136      1,019,631
   General and administrative       725,748      1,066,485      3,192,782
   Research and development .       655,124      1,021,576      2,060,956
   Depreciation and
     amortization ...........        83,401         72,832        156,234
                                ------------   ------------   ------------
Total costs and expenses ....     1,673,030      2,739,029      6,429,603

Loss from operations ........    (1,659,636)    (2,692,025)    (6,366,705)

Other income (expense):
   Interest income ..........        13,586        179,039        197,134
   Interest expense .........       (69,283)       (46,482)      (117,640)
                                ------------   ------------   ------------

Net loss ....................   $(1,715,333)   $(2,559,468)   $(6,287,211)
                                ============   ============   ============

Net loss per share ..........   $      (.88)   $      (.59)
                                ============   ============

Weighted average number of
   common shares outstanding      1,954,255      4,362,751
                                ===========    ===========



                            See accompanying notes.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)

           Period from July 1, 1993 (inception) through June 30, 1997


                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                                    CAPITAL IN EXCESS   DURING THE         TOTAL
                                                                 COMMON STOCK                           DEVELOPMENT    STOCKHOLDERS'
                                                             SHARES      PAR VALUE     OF PAR VALUE        STAGE    (DEFICIT) EQUITY
                                                          --------------------------------------------------------------------------
Balance at July 1, 1993                                            34    $        --    $       100     $        --     $       100
   Entries to record reverse acquisition,
     December 29, 1993:
     Issuance of common stock                                 701,566          7,015         (7,015)             --              --
     Adjustment to record existing
       capitalization of public shell company                 330,403          3,304         (3,304)             --              --
   Conversion of debt to equity, December 31,
       1993                                                       200              2          2,998              --            3,000
   Conversion of debt to equity, December 31,
       1993                                                    30,769            308        170,281              --         170,589
   Issuance of compensatory stock options,
       December, 1993                                              --             --        171,000              --         171,000
   Conversion of debt to equity, June 30,
       1994                                                     4,861             49        437,451              --         437,500
   Net loss                                                        --             --             --        (929,995)       (929,995)
                                                          --------------------------------------------------------------------------
Balance at June 30, 1994                                    1,067,833         10,678        771,511        (929,995)       (147,806)
   Issuance of common stock, November 14,
       1994                                                    11,494            115         49,885              --          50,000
   Conversion of debt to equity, December
       15, 1994                                                13,333            133        450,367              --         450,500
   Conversion of debt to equity, February
       21, 1995                                                 6,226             62         27,021              --          27,083
   Issuance of common stock, March 31, 1995                     2,299             23          9,977              --          10,000
   Issuance of common stock, April 28, 1995                     5,747             58         24,942              --          25,000
   Issuance of common stock, June 30, 1995                        143              2          7,498              --           7,500
   Issuance of common stock, June 30, 1995                    333,590          3,336         (3,336)             --            --
   Issuance of common stock, June 30, 1995                    133,333          1,333        578,667              --         580,000
   Compensatory stock options earned during
       1995                                                        --             --         71,452              --          71,452
   Net loss                                                        --             --             --      (1,082,415)     (1,082,415)
                                                          --------------------------------------------------------------------------
Balance at June 30, 1995                                    1,573,998         15,740      1,987,984      (2,012,410)         (8,686)
   Issuance of common stock, August 5, 1995                   120,690          1,207        523,793              --         525,000
   Issuance of common stock, August 5, 1995                   217,242          2,172         (2,172)             --              --
   Issuance of common stock, December 15, 1995                 80,825            808           (808)             --              --
   Issuance of common stock, December 15, 1995                 54,545            546           (546)             --              --
   Issuance of warrants in connection with
     the Bridge Loan Agreement, March 31, 1996                     --             --         20,000              --          20,000
   Allocation of interest in connection with
     the Bridge Loan Agreement, March 31, 1996                     --             --         29,167              --          29,167
   Issuance of warrants in connection with
     the Private Placement, May 16, 1996                           --             --         84,455              --          84,455
   Additional interest expense associated
     with warrants issued during 1996                              --             --         50,000              --          50,000
   Net loss                                                        --             --             --      (1,715,333)     (1,715,333)
                                                          --------------------------------------------------------------------------
Balance at June 30, 1996                                    2,047,300         20,473      2,691,873      (3,727,743)     (1,015,397)
   Issuance of Common Stock, including
     issuance of antidilutive shares, net of
     expenses, August 16, 1996                              2,300,000         23,000      5,696,730              --       5,719,730
   Issuance of Common Stock to satisfy
     antidilutive provision                                    25,970            260           (260)             --              --
   Issuance of Common Stock pursuant to
     underwriters exercise of
     over-allotment, net of expenses,                         345,000          3,450        915,760              --         919,210
     September 5, 1996
   Net loss                                                        --             --             --      (2,559,468)     (2,559,468)
                                                          --------------------------------------------------------------------------
Balance at June 30, 1997                                    4,718,270    $    47,183    $ 9,304,103     $(6,287,211)    $ 3,064,075
                                                          ==========================================================================


                            See accompanying notes
                                      F-5

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                           PERIOD FROM
                                                                                                          JULY 1, 1993
                                                                             YEAR ENDED                  (INCEPTION) TO
                                                                              JUNE 30,                      JUNE 30,
                                                                       1996                1997                 1997
                                                                 ------------------  ------------------  -------------------
OPERATING ACTIVITIES
Net loss                                                         $    (1,715,333)    $   (2,559,468)      $    (6,287,211)
Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                        13,446             72,832                86,278
     Amortization of debt issuance costs                                  69,955             69,954               139,909
     Issuance of compensatory stock options                                    -                  -               242,452
     Interest expense associated with warrants issued in
       connection with the Bridge Loan Agreement                          20,833              8,334                29,167
     Interest expense associated with warrants issued in
       connection with the Private Placement                              25,000             25,000                50,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                (5,994)           (14,256)              (20,250)
       Prepaid expenses and other current assets                         (20,251)           (25,032)              (50,295)
       Deposits                                                          (11,829)                 -               (11,829)
       Debt issuance costs                                              (139,909)                 -              (139,909)
       Accounts payable                                                  (26,613)            35,128                83,989
       Accrued expenses                                                   98,640           (274,322)               68,981
       Unearned royalties                                                   (320)                 -                17,180
                                                                 ------------------  ------------------  -------------------
Net cash used in operating activities                                 (1,692,375)        (2,661,830)           (5,791,538)

INVESTING ACTIVITIES
Purchases of property and equipment                                       (1,085)          (208,944)             (210,029)
Purchases of short-term investments                                            -         (1,783,701)           (1,803,701)
                                                                 ------------------  ------------------  -------------------
Net cash used in investing activities                                     (1,085)        (1,992,645)           (2,013,730)

FINANCING ACTIVITIES
Net proceeds from notes payable                                        1,180,000                  -             1,655,500
Net proceeds from issuance of warrants                                   104,455                  -               104,455
Principal payments on notes payable                                     (100,000)          (900,000)           (1,000,000)
Principal payments on notes payable to related parties                         -           (180,000)             (180,000)
Principal payments on capital lease obligations                          (21,839)           (81,235)             (103,074)
Net cash proceeds from issuance of common stock                          525,000          6,638,940             8,447,629
                                                                 ------------------  ------------------  -------------------
Net cash provided by financing activities                              1,687,616          5,477,705             8,924,510
                                                                 ------------------  ------------------  -------------------

Net increase (decrease) in cash and cash equivalents                      (5,844)           823,230             1,119,242
Cash and cash equivalents at beginning of period                         301,856            296,012                     -
                                                                 ------------------  ------------------  -------------------
Cash and cash equivalents at end of period                       $       296,012     $    1,119,242       $     1,119,242
                                                                 ==================  ==================  ===================

                                 CD-MAX, INC.
                       (d/b/a Imark Technologies, Inc.)
                        (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS (continued)

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

During the year ended June 30, 1997, the Company capitalized $93,769 of equipment under capital leases.

During the year ended June 30, 1996, $79,167 of the notes payable (bridge loan and private placement) proceeds were allocated to capital in excess of par and will be charged to interest expense over the term of the related notes payable. In addition, the Company capitalized $66,433 of equipment under capital leases.

During the year ended June 30, 1995, two loans were converted into 19,559 shares of common stock. The principal balances of the loans amounted to $450,500 and $25,000. Accrued interest of $2,083 related to the $25,000 note payable was also converted to equity.

During the year ended June 30, 1994, three loans were converted into 35,830 shares of common stock. The principal balances of the loans amounted to $437,500, $3,000 and $170,589.



                            See accompanying notes.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                         Notes to Financial Statements

1.  ORGANIZATION

CD-MAX, Inc. (the "Company") is a development stage company engaged in the business of developing and marketing the CD-MAX (TM), NET-MAX and NET-MAX+ systems, based upon its proprietary technology, which is designed to allow publishers of professional, corporate, library and educational information to sell their information to end-users on a usage basis. The Company's systems consist of proprietary metering and encryption software and billing services. The Company believes that these systems have the potential to increase revenues of electronic publishers by reducing copyright and license abuse and by enabling them to expand into new markets.

On December 29, 1993, CD-MAX, Inc., (formerly InfoServe, Inc.), a public shell company incorporated in Montana, acquired the outstanding stock of Signal Security Technologies Inc. ("Sigtek") in exchange for 701,566 shares of common stock. Sigtek was a privately held company formed on July 1, 1993. For accounting purposes the acquisition was treated as a recapitalization of Sigtek with Sigtek as the acquirer (a reverse acquisition). The historical financial statements prior to December 29, 1993 are those of Sigtek. Effective December 29, 1993, Sigtek merged with CD-MAX, Inc., (formerly InfoServe, Inc.).

In March 1996, the Board of Directors and stockholders of InfoServe, Inc., a Montana corporation, approved the mergers of InfoServe, Inc. and its wholly-owned subsidiary, CD-MAX, Inc., into a new Delaware corporation, CDMII, Inc. ("CDMII"). Subsequently, the name of the Delaware Corporation, CDMII, was changed to CD-MAX, Inc. As part of the merger, the Board of Directors and stockholders approved a 1 for 30 stock exchange under which the holders of InfoServe, Inc. stock would receive one share of stock in CDMII for each of the 30 shares of stock in InfoServe, Inc. All references in the accompanying financial statements to the number of shares of common stock and per share amounts have been restated to reflect the stock exchange.

In May 1997, the Company began doing business as Imark Technologies, Inc. The change is in name only and is anticipated to become a legal name change in January 1998 following the Company's Annual Stockholders' Meeting.

2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

SHORT-TERM INVESTMENTS

The short-term investments are stated at cost, which as of June 30, 1997 approximate market, and consist of certificates of deposit.

COMPUTER EQUIPMENT

Computer equipment, including equipment held under capital leases, is recorded at cost. Depreciation and amortization is calculated using the straight-line method over the lesser of the estimated useful life of three years or the lease term.

                                  CD-MAX, INC
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes license revenue upon completion of each event specified in the Company's contract with a publisher. The Company records transaction and transaction related revenues in the month in which the services are provided.

During the years ended June 30, 1996 and 1997, $13,394 and $43,000 of the Company's total revenues were derived from one and three customers, respectively.

RESEARCH AND DEVELOPMENT

All research and development costs are charged to expense as incurred.


INCOME TAXES

The Company provides for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

The Company's net loss per share calculations are based upon the weighted average number of shares of Common Stock outstanding. Other shares of common stock issuable upon the exercise of stock options or warrants have been excluded from the computation because the effect of their inclusion would be antidulitive. In subsequent periods, stock options and warrants under the treasury stock method will be included to the extent they are dilutive.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which is effective for the Company's June 30, 1997 financial statements. SFAS No. 123 allows companies to account for stock-based compensation under either the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board No. 25 ("APB No. 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to account for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the implementation of SFAS No. 123 will not impact the financial position or results of operations of the Company.

RECENT PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which is required to be adopted for the Company's June 30, 1998 financial statements. At that time, the Company will be required to change the

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary net loss per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted net loss per share on the June 30, 1997 financial statements is not expected to be material.

3.  STOCKHOLDERS' EQUITY (DEFICIT)

FINANCING TRANSACTIONS

In August and September 1996, the Company sold in a public offering 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The public offering generated net proceeds to the Company of approximately $6,639,000. In conjunction with the Company's public offering, the Company issued 25,970 shares of common stock to current stockholders to satisfy certain previously granted antidilution provisions.

On May 16, 1996, the Company completed a private placement (the "Private Placement") to raise approximately $1,000,000 from current and new investors. The Company sold 20 units of which each unit consisted of a $45,000 unsecured promissory note and 30,000 warrants. The $45,000 promissory note bore interest at an annual rate of 10% and the principal balance plus accrued interest was due and repaid upon the closing of the Company's public offeringe. Each warrant is exercisable to purchase one share of common stock at a price equal to $3.37 commencing May 16, 1997. Upon the closing of the ??? offering, the warrants converted to redeemable warrants. The Company allocated approximately $50,000 of the promissory note proceeds to the warrants issued. The $50,000 allocated to the warrants will be amortized to interest expense using the effective interest method over the period (three months) the related debt was expected to be outstanding. The effect of this allocation results in an effective interest rate of 35%. During the years ended June 30, 1996 and 1997, the Company recognized $25,000 and $25,000 of interest expense, respectively.

On December 15, 1995, the Company executed an agreement (the "Bridge Loan Agreement") with a group of existing stockholders to provide up to $300,000 of interim financing prior to the completion of the Private Placement of $1,000,000. In conjunction with this interim financing, the existing stockholders received a total of 170,000 warrants to purchase common stock at a price of $3.37 per share (See Warrants). In addition, the investors renegotiated the price of their earlier investments in the Company, which occurred in August, 1995. This renegotiation was based on management's estimate of the fair market value of the common stock expected to be sold in the anticipated public offering. As a result of this re-negotiation and to effect the negotiated decrease in price per share to $3.30, the investors were issued 80,825 shares of common stock and warrants to purchase 80,825 shares of common stock (currently exercisable at $6.60 per share). The investors provided this interim financing to the Company between February and April 1996. The warrants were exchanged for warrants sold in the public offering. The Company repaid the total amount of the notes with the proceeds from the Private Placement and the Company's public offering.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

FINANCING TRANSACTIONS (CONTINUED)

In August 1995, the Company issued warrants to purchase 120,690 shares of common stock in connection with the private placement of $525,000 to certain existing stockholders. In connection with this private placement, 22,444 warrants were also issued as payment for finders' fees. The warrants are currently exercisable, and the exercise price for the warrants ranges from $.30 to $8.70 per share.

During June 1995, the Company issued 143 shares of common stock to a financial advisory firm in lieu of a $7,500 retainer.

During the years ended June 30, 1995 and 1996, the Company issued 333,590 and 271,242 shares, respectively of common stock to Class B stockholders in accordance with the anti-dilution provision related to the Sigtek transaction. (See Note 1). These issued shares related to all equity issuances during the years ended June 30, 1995 and 1996, respectively. All Class B stockholders, which consisted of employees of the Company and outside stockholders, were afforded the identical anti-dilution right. In March, 1996, all shares of Class B common stock were converted to common stock, pursuant to the merger transactions discussed in Note 1.

Common stock was issued to the founders of Sigtek on the reverse acquisition date. Additionally, at the reverse acquisition date, the issued and outstanding common shares of the public shell company became common shares of CD-MAX, Inc. (d/b/a Imark Technologies, Inc.).

COMMON STOCK OPTIONS

The Company adopted the CD-MAX, Inc. Stock Incentive Plan (the "Plan") in 1993. The Plan provides for the issuance of incentive stock options, nonqualified options and restricted stock to key employees, consultants and directors. Exercise prices for incentive stock options may not be less than fair market value on the date of grant. The vesting period of the options is determined by the Board of Directors and is generally four years. Two-hundred thousand shares (200,000) of common stock have been reserved for possible issuance under the Plan.

In August 1996, the Company decided to reduce the exercise price to $3.50 per share, of certain stock options previously granted to former and current directors, employees and advisors to the Company. The new exercise price of $3.50 per share was deemed to be fair market value and as such, no compensation expense was recognized.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

COMMON STOCK OPTIONS (CONTINUED)

Common stock options activity is as follows:

                                                                   YEARS ENDED JUNE 30,
                                                ------------------------------------------------------------
                                                            1996                          1997
                                                                WEIGHTED-                      WEIGHTED-
                                                                 AVERAGE                       AVERAGE
                                                                EXERCISE                       EXERCISE
                                                  SHARES          PRICE         SHARES           PRICE
                                                ------------  --------------  ------------   ---------------
Outstanding at beginning of year                   130,679        $14.85          86,345        $11.15

Options granted                                     55,666          9.36         117,789          4.24

Options canceled                                  (100,000)        15.00          (5,474)         7.98
                                                ------------                  ------------

Outstanding at end of year                          86,345         11.15         198,660          7.10
                                                ============                  ============

Options exercisable at year-end                     37,251        $13.83         120,075         $8.52
                                                ============                  ============


The following table summarizes information about fixed-price stock options outstanding at June 30, 1997:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                            AVERAGE         WEIGHTED-                          WEIGHTED-
                         NUMBER            REMAINING         AVERAGE           NUMBER          AVERAGE
RANGE OF             OUTSTANDING AT       CONTRACTUAL       EXERCISE        EXERCISABLE AT     EXERCISE
EXERCISE PRICES       JUNE 30, 1997          LIFE            PRICE           JUNE 30, 1997       PRICE
------------------  ------------------  ---------------- ---------------  ------------------  --------------
$3.50 - $4.00                  91,049         9.10           $3.88               43,241          $3.92
$4.13 - $7.00                  26,123         9.27            5.26                9,951           5.90
$9.00 - $10.50                 46,544         8.24            9.14               32,076           9.20
$12.30 - $15.00                34,944         5.52           13.64               34,807          14.35
                    ==================                   ===============  ==================  ==============
                              198,660                        $7.10              120,075          $8.52
                    ==================                   ===============  ==================  ==============

During fiscal 1997, the Company adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in fiscal 1996 and 1997 would have been approximately $1,824,000 and $2,778,000, or $0.93 per share and $0.64 per share, respectively. The effect of applying SFAS No. 123 on 1996 and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 102.7%; risk-free interest rate of 6.00%; and expected life of the option term of 10 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing fair value model with the following weighted-average assumptions used for grants in 1997:

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK OPTIONS (CONTINUED)

dividend yield of 0%; expected volatility of 73.6%; risk-free interest rate of 6.5%; and expected life of the option term of 5 years. The weighted average fair values of the options granted in 1996 with a stock price equal to the exercise price is $7.98 and with a stock price greater than the exercise price is $11.50. The weighted average fair values of the options granted in 1997 with a stock price equal to the exercise price is $2.60, with a stock price greater than the exercise price is $2.84 and with a stock price less than the exercise price is $3.70.

WARRANTS

In connection with the Company's public offering, the Company issued redeemable warrants to purchase 1,322,500 shares of the Company's common stock. The warrants expire five years from the date of issuance (August 16, 1996) and are exercisable at 75% of the public offering price. The warrants are redeemable by the Company at $.05 per warrant commencing August 16, 1997 provided that (1) thirty days written notice is given to the holders and (2) the closing bid price per share of the Company's common stock for any 20 of the previous 30 consecutive trading days has been 150% of the exercise price. However, management may also elect to reduce the exercise price based on today's market price, in order to redeem the warrants today. Should this occur, warrant holders would have the option to either sell the warrants to the Company at $.05 per warrant or exercise the warrants for the newly established exercise price.

In connection with the closing of the Private Placement (See Financing Transactions), the Company issued warrants to purchase 600,000 shares of common stock at a price of $3.37 per share. The purchase price of these warrants was $100,000. In addition, the Company allocated $50,000 of the notes payable proceeds to the warrants issued. The $50,000 allocated to the warrants is being amortized to interest expense using the effective interest method over the period (three months) the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of 35%. During the years ended June 30, 1996 and 1997, the Company recognized additional interest expense of $25,000 and $25,000, respectively, related to this allocation.

On April 17, 1996, the Company issued warrants to purchase 990,000 shares of common stock to four employees. The warrants are exercisable after October 1, 1996 and only at such time as the Common Stock has traded for twenty days in any thirty business day period at a closing bid equal to or greater than $9.19. The warrants are exercisable at $9.19 per share. Additionally, 100,000 options to purchase Common Stock which had previously been granted to these four employees, were canceled.

In connection with the execution of the Bridge Loan Agreement in December
1995, (See Financing Transactions), the Company issued warrants to purchase 170,000 shares of common stock at a price of $3.37 per share. The purchase price of these warrants was $20,000. In addition, the Company allocated $29,167 of the interim bridge loan proceeds to the warrants issued. The $29,167 allocated to the warrants is being amortized to interest expense using the effective interest method over the period (four to five months) the related debt is expected to be outstanding. The effect of this allocation results in an effective interest rate of 35%. During the years ended June 30, 1996 and 1997, the Company recognized interest expense of $20,833 and $8,334, respectively, related to this allocation.

In July 1995, the Company issued 1,200 warrants to a software development firm in connection with a settlement of a contract. In September 1995, the Company issued 609 warrants to a vendor in lieu of fees owed to this vendor. These warrants are currently exercisable at a price of $0.30 per share. The expenses associated with the contract settlement and fees to the vendor are considered immaterial to the financial statements.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  STOCKHOLDERS'  EQUITY (CONTINUED)

WARRANTS

During 1995, the Company received $1,142,583 in additional capital from private investors through the sale of 172,432 shares of common stock. In conjunction with these equity placements, the Company issued warrants for the purchase of 172,432 shares of common stock. The warrants are currently exercisable at prices ranging from $8.70 to $22.50 per share. Also, the Company granted warrants to purchase 26,667 shares of common stock to certain individuals for assisting in these equity placements. The warrants are currently exercisable at prices ranging from $0.30 to $8.70 per share.

4. COMMITMENTS

The Company leases offices in Murray Hill, New Jersey pursuant to an operating lease which terminates in December, 2000; and in Reston, Virginia, the Company leases office space under a lease which terminates in December, 1997. The Company has signed a new lease for space in Herndon, Virginia which commences November, 1997 and terminates in October, 2002. This office space will replace the current Reston, Virginia space. These leases contain various renewal options. Additionally, the Company leases various office and computer equipment under noncancelable operating and capital leases.

At June 30, 1997, there was $160,202 of computer equipment held under capital leases. Accumulated amortization of the equipment amounted to $61,393 at June 30, 1997. Amortization expense related to capital leases is classified as depreciation and amortization in the statements of cash flows. The non-cash portions of these transactions have been excluded from the statements of cash flows.

Rent expense for the years ended June 30, 1996 and 1997 and for the period from July 1, 1993 (inception) to June 30, 1997 was $66,663, $110,459 and
$246,155, respectively.

Future minimum lease payments under noncancelable operating leases are as follows as of June 30, 1997:

                Year ending June 30:
                --------------------
                1998                                           $      197,918
                1999                                                  217,635
                2000                                                  223,067
                2001                                                  204,278
                2002                                                  197,850
                Thereafter                                             49,825
                                                                 ==============
                                                               $    1,090,573
                                                                 ==============

Future minimum lease payments under noncancelable capital leases as of June
30, 1997 are $33,325 in 1998, $22,112 in 1999, and $1,691 in 2000, net of $8,571
in interest.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

5.  ACCRUED EXPENSES

The Company partially funded its operations through the deferral of compensation by management. As of June 30, 1996, the Company owed four of its executives a total of $258,497 in accrued compensation, which is classified under accrued expenses on the balance sheet. The executives were repaid during fiscal 1997.

6.  INCOME TAXES

         Net deferred income tax assets are as follows:

                                                                     June 30,
                                                                       1997
                                                                 -----------------
Start-up costs                                                    $      100,000
Operating loss carryforwards                                           2,238,000
Accrued expenses                                                          26,000
Other                                                                      4,000
                                                                 -----------------
     Deferred tax assets                                               2,368,000
Valuation allowance                                                   (2,368,000)
                                                                 =================
     Net deferred tax assets                                      $          --
                                                                 =================


At June 30, 1997, the Company has net operating loss carryforwards amounting to approximately $5,595,000. Operating loss carryforwards expire in 2008 through 2012. In August 1996, the Company experienced a change in ownership pursuant to section 382 of the Internal Revenue Code, which may cause the utilization of pre-change losses to be limited.

7.  RELATED PARTY TRANSACTIONS

An officer of CD-MAX, Inc. granted a license to the Company under which the Company has been assigned certain proprietary and intellectual property rights to certain U.S. patents and other business and technological know-how related to the Company's CD-MAX(TM) business. Under the terms of the license agreement, the Company will pay specified royalties to a royalty trust, the beneficiaries of which include that officer, certain other members of his family, and certain other officers and directors of the Company. No amounts are currently due or have been paid pursuant to the agreement.

As part of the merger agreement between Sigtek and CD-MAX, Inc. (formerly InfoServe, Inc.), the Company assumed a $3,000 loan made by an officer to Sigtek. This loan was satisfied in 1993 in return for the issuance of 200 shares of common stock to the officer. In 1994, a family member of an officer of CD-MAX, Inc. (formerly InfoServe, Inc.), loaned the Company $25,000. During 1995, the loan and accrued interest of $2,083 were converted into 6,226 shares of common stock.

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

8. 401(K) PLAN

On July 1, 1995, the Company adopted a 401(k) Plan (the "Plan"). The Plan, which covers all employees who have completed six months of service, stipulates that employees may elect an amount between 1% and 15% of their total compensation to contribute to the Plan. Contributions were made by the Company in the amount of $6,404 and $20,912 during the years ended June 30, 1996 and 1997, respectively.


9. MANAGEMENT'S PLANS

The Company recognizes that it must generate additional capital in order to continue its operations and meet its business development initiatives. The Company is currently pursuing plans to raise additional capital through the sale of equity securities. Should the Company be unable to raise the additional capital, the Company must obtain financing through other sources, significantly reduce its operating expenses, and/or redeem its redeemable warrants, which may result in proceeds to the Company depending on the warrant holder's option (See Note 3).