Form 10QSB
period 1997-09-30
CD MAX INC/VA
filed 1997-11-14
CIK 1015457

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997    Commission File Number  0-21147

                                CD-MAX, INC.
      (Exact name of small business issuer as specified in its charter)


      Delaware                                         87-0378128
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

                                   Yes X    No
                                      ---      ---

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value                      4,718,270 shares
         (Class)                         (Outstanding at November 3, 1997)

TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Statements of Operations for the three months ended
               September 30, 1996 and 1997 and for the period from
               July 1, 1993 (inception) to September 30, 1997...............................................2

            Balance Sheets at June 30, 1997 and September 30, 1997..........................................3

            Statements of Cash Flows for the three months ended
               September 30, 1996 and 1997 and for the period from
               July 1, 1993 (inception) to September 30, 1997...............................................4

            Notes to Financial Statements...................................................................5

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................6

               Signatures...................................................................................9

                          PART I. FINANCIAL INFORMATION

                                  CD-MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                               PERIOD FROM
                                                                              JULY 1, 1993
                                               THREE MONTHS ENDED            (INCEPTION) TO
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             1996              1997               1997
                                       -----------------------------------------------------

Revenues                                $    12,504        $     5,500        $    68,398

Costs and expenses:
   Selling and marketing                     93,962            122,728          1,142,359
   General and administrative               269,042            215,499          3,408,281
   Research and development                 226,134            303,324          2,364,280
   Depreciation and amortization              5,275             26,316            182,550
                                        -----------        -----------        -----------
Total costs and expenses                    594,413            667,867          7,097,470

Other income (expense):
   Interest income                           25,808             27,765            224,899
   Interest expense                         (29,959)              (465)          (118,105)
                                        -----------        -----------        -----------

Net loss                                $  (586,060)       $  (635,067)       $(6,922,278)
                                        ===========        ===========        ===========

Net loss per share                      $      (.18)       $      (.13)
                                        ===========        ===========


Weighted average number of common
   shares outstanding                     3,307,785          4,718,270
                                        ===========        ===========

                             See accompanying notes.

                                  CD MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                       JUNE 30,         SEPTEMBER 30,
                                                                                         1997               1997
                                                                                 ------------------   ----------------
ASSETS
Current assets:
   Cash                                                                              $ 1,119,242        $   871,434
   Accounts receivable                                                                    20,250             35,648
   Short-term investments                                                              1,803,701          1,108,014
   Prepaid expenses and other current assets                                              50,295             90,623
                                                                                     -----------        -----------
Total current assets                                                                   2,993,488          2,105,719

Computer equipment                                                                       368,775            389,779
Less accumulated depreciation                                                            (84,822)          (111,138)
                                                                                     -----------        -----------
                                                                                         283,953            278,641

Deposits                                                                                  11,829            181,220
                                                                                     -----------        -----------

Total assets                                                                         $ 3,289,270        $ 2,565,580
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    83,989        $    13,651
   Accrued expenses                                                                       66,898             59,099
   Unearned royalties                                                                     17,180             17,180
   Current portion of capital lease obligations                                           33,325             33,325
                                                                                     -----------        -----------
Total current liabilities                                                                201,392            123,255


Capital lease obligations, net of current portion                                         23,803             13,317

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
         issued and outstanding                                                                -                  -
   Common Stock, $.01 par value; 10,000,000 shares authorized, 4,718,270
         shares issued and outstanding at June 30, 1997 and September 30, 1997            47,183             47,183
   Capital in excess of par value                                                      9,304,103          9,304,103
   Deficit accumulated during the development stage                                   (6,287,211)        (6,922,278)
                                                                                     -----------        -----------
Total stockholders' equity                                                             3,064,075          2,429,008
                                                                                     -----------        -----------
Total liabilities and stockholders' equity                                           $ 3,289,270        $ 2,565,580
                                                                                     ===========        ===========


                             See accompanying notes.

                                  CD MAX, INC.
                        (d/b/a Imark Technologies, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                       PERIOD FROM
                                                                                                       JULY 1, 1993
                                                                      THREE MONTHS ENDED               (INCEPTION) TO
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                     1996             1997                 1997
                                                               --------------    ----------------    -----------------
OPERATING ACTIVITIES
Net loss                                                        $  (586,060)       $  (635,067)       $(6,922,278)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                   5,275             26,316            112,594
      Amortization of debt issuance costs                                 -                  -            139,909
      Issuance of compensatory stock options                              -                  -            242,452
      Interest expense associated with warrants issued in
         connection with the Bridge Loan Agreement                    4,167                  -             29,167
      Interest expense associated with warrants issued in
         connection with the Private Placement                       16,667                  -             50,000
      Changes in operating assets and liabilities:
         Accounts receivable                                          2,496            (15,398)           (35,648)
         Prepaid expenses and other assets                           25,263            (40,328)           (90,623)
         Deposits                                                         -           (169,391)          (181,220)
         Debt issuance costs                                         69,954                  -           (139,909)
         Accounts payable                                            12,293            (70,338)            13,651
         Accrued expenses                                          (178,724)            (7,799)            61,182
         Unearned royalties                                               -                  -             17,180
                                                                -----------        -----------        -----------
Net cash (used in) provided by operating activities                (628,669)          (912,005)        (6,703,543)

INVESTING ACTIVITIES
Purchases of property and equipment                                  (2,452)           (21,004)          (231,033)
 Sale (purchase) of short-term investments                                -            695,687         (1,108,014)
                                                                -----------        -----------        -----------
Net cash provided by (used in) investing activities                  (2,452)           674,683         (1,339,047)

FINANCING ACTIVITIES
Net proceeds from notes payable                                           -                  -          1,655,500
Net proceeds from issuance of warrants                                    -                  -            104,455
Principal payments on notes payable                                (875,000)                 -         (1,000,000)
Principal payments on notes payable to related parties             (171,666)                 -           (180,000)
Principal payments on capital lease obligations                     (16,842)           (10,486)          (113,560)
Net cash proceeds from issuance of common stock                   6,624,753                  -          8,447,629
                                                                -----------        -----------        -----------
Net cash provided by (used in) financing activities               5,561,245            (10,486)         8,914,024
                                                                -----------        -----------        -----------

Net increase (decrease) in cash                                   4,930,124           (247,808)           871,434
Cash at beginning of period                                         296,012          1,119,242                  -
                                                                -----------        -----------        -----------
Cash at end of period                                           $ 5,226,136        $   871,434        $   871,434
                                                                ===========        ===========        ===========

                             See accompanying notes.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB for the year ended June 30, 1997, on file with the Securities and Exchange Commission.

RECENT PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which is required to be adopted for the Company's June 30, 1998 financial statements. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate all prior periods. Under the new requirements for calculating primary net loss per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted net loss per share on the June 30, 1997 financial statements is not expected to be material.

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," which is required to be adopted for the Company's June 30, 1999 financial statements. The Statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The impact of SFAS No. 130 on the June 30, 1999 financial statements is not expected to be material.

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related information," which is required to be adopted for the Company's June 30, 1999 financial statements. SFAS No. 131 requires an enterprise to report certain additional financial and descriptive information about its reportable operating segments. The impact of SFAS No. 131 on the June 30, 1999 financial statements is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

            This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties and represent management's judgment as of the date of this Form 10-QSB. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission. The Company disclaims any intent or obligation to update these forward-looking statements

OVERVIEW
            The Company is a development stage company engaged in the development and marketing of e-commerce services including the CD-MAX and NET-MAX systems to publishers of digitally stored information. The Company commenced operations in July 1993. Prior thereto, the principals of the Company were involved in the development of the company's technology, development of the business plan and arrangement for the initial capitalization of the Company.

            From July 1, 1993 (inception) through September 30, 1997, the Company recognized revenues from operations of $68,398 and as of September 30, 1997 had an accumulated deficit of $6,922,278. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

            The Company's strategy is to achieve market acceptance of the CD-MAX and NET-MAX Systems with publishers of professional, technical, corporate, library and educational materials who use CD-ROMs and/or the Internet as the method of information distribution. The Company has entered into agreements with seven information publishers pursuant to which it will receive product development, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial use of the CD-MAX System began in August 1995, and to date, a total of $68,398 in revenues have been generated from all uses of the system. The first commercial use of the NET-MAX system was in September 1997 and to date no revenues have been received by the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

           For the three months ended September 30, 1997, the Company recognized revenues of $5,500 as license fee income pursuant to its agreements with publishers. For the three months ending September 30, 1996, the Company recognized revenues of $12,504 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

            The Company's operating expenses were $667,867 for the three months ended September 30, 1997, compared to $594,413 for the three months ended September 30, 1996. This increase of $73,454 or 12% was attributable primarily to the following factors:

            Sales and Marketing. Selling expenses were $122,728 for the three months ended September 30, 1997, compared to $93,962 for the three months ended September 30, 1996. This increase of $28,766 or 31% was attributable primarily to increased expenses for two additional marketing professionals and increased advertising costs.

            General and Administrative. General and administrative expenses were $215,499 for the three months ended September 30, 1997, compared to $269,042 for the three months ended September 30, 1996. This decrease of $53,543 or 20% was primarily due to a decrease of $69,954 in debt issuance costs associated with a private placement financing, and was offset by a $10,447 increase in administrative salaries due to the hiring of two administrative personnel.

            Research and Development. Research and development expenses were $303,324 for the three months ended September 30, 1997, compared to $226,134 for the three months ended September 30, 1996. This increase of $77,190 or 34% was primarily attributed to a $48,155 increase in salaries and a $30,426 increase in consultants.

            Due to the above, the Company had a net loss of $635,067 for the three months ended September 30, 1997, compared to a net loss of $586,060 for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has no external sources of liquidity and the Company has no knowledge of any trends, events, or uncertainties that are likely to impact short-term or long-term liquidity.

            The Company is currently spending approximately $225,000 per month and, as of September 30, 1997, had cash, cash equivalents and short-term investments of approximately $1.9 million.

            Unless revenues increase significantly, the Company anticipates that it will have to raise additional funds during fiscal year 1998. There is no certainty that the Company will be able to raise such funds. Should the Company be unable to raise the additional Capital, the Company must significantly reduce its operating expense and/or redeem its redeemable warrants.

         The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of September 30, 1997, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering are being used to support continuing operations and research and development. As of September 30, 1997 an additional $1,783,701 of the net proceeds have been used to purchase short-term certificates of deposit.

            The Company has experienced net losses from operations since its inception and at September 30, 1997 had an accumulated deficit of $6,922,278. Other than routine trade payables, at September 30, 1997 the Company's primary liabilities are accrued expenses of $59,099 for employee fringe benefit accruals.

            The Company has no material commitments other than its facility, equipment leases, and employment agreements with four of its senior executives which call for annual salaries of approximately $64,000 to $89,500 per year per individual.

CERTAIN BUSINESS RISKS

            The Company expects that its existing funds, interest income, and committed license fees and research payments from existing collaboration agreements will be sufficient to fund the Company's operations for the next two quarterly periods. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including scientific progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments.

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

                                                CD-MAX, Inc.
                                      -----------------------------
                                                (Registrant)

Date: November 14, 1997                  /s/  ROBERT A. WIEDEMER
                                      -----------------------------
                                            Robert A. Wiedemer
                                      President, Chief Executive Officer,
                                          and Chairman of Board
                                      (Principal Executive Officer)

Date: November 14, 1997                   /s/  PHILIP J. GROSS
                                      ------------------------------
                                             Philip J. Gross,
                                     Secretary Treasurer, VicePresident-
                                    Chief Financial Officer, and Director
                                        (Principal Accounting Officer)