Form 10QSB
period 1997-12-31
IMARK TECHNOLOGIES INC
filed 1998-02-17
CIK 1015457

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1997                Commission File Number  0-21147

                            IMARK TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)



         Delaware                                   87-0378128
   (State of incorporation)          (I.R.S. Employer Identification Number)


            580 Herndon Parkway, Suite 100, Herndon, Virginia 20170
             (Address of principal executive offices and zip code)


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


   Common Stock, $.01 par value                    4,719,470 shares
             (Class)                      (Outstanding at February 13, 1998)

TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Statements of Operations for the three and six months ended
                   December 31, 1996 and 1997 and for the period from
                   July 1, 1993 (inception) to December 31, 1997..................................................2

                Balance Sheets at June 30, 1997 and December 31, 1997.............................................3

                Statements of Cash Flows for the six months ended
                   December 31, 1996 and 1997 and for the period from
                   July 1, 1993 (inception) to December 31, 1997..................................................4

                Notes to Financial Statements.....................................................................5

   Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................................................5

PART II.

   Item 4.      Submission of Matters to a Vote of Security Holders...............................................9


   Signatures   ..................................................................................................11

                            IMARK TECHNOLOGIES, INC.

                            (Formerly CD-MAX, Inc.)
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                                 PERIOD FROM
                                                                                                                 JULY 1, 1993
                                               THREE MONTHS ENDED                   SIX MONTHS ENDED            (INCEPTION) TO
                                                  DECEMBER 31,                        DECEMBER 31,               DECEMBER 31,
                                             1996              1997               1996              1997              1997
                                       ---------------  -----------------   ----------------  ----------------  ---------------
Revenues                               $      15,000    $        32,500     $       27,504    $       38,000    $     100,898

Costs and expenses:
   Selling                                   119,231            217,326            213,224           340,054        1,359,685
   General and administrative                224,126            293,817            498,323           509,316        3,702,098
   Research and development                  262,966            352,467            483,915           655,791        2,716,747
   Depreciation and amortization              15,846             34,335             21,121            60,651          216,885
                                       ---------------  -----------------   ----------------  ----------------  ---------------
Total costs and expenses                     622,169            897,945          1,216,583         1,565,812        7,995,415

Other income (expense):
   Interest income                            64,401             28,678             90,210            56,443          253,577
   Interest expense                           (7,287)              (174)           (37,246)             (639)        (118,279)
                                       ---------------  -----------------   ----------------  ----------------  ---------------

Net loss                               $    (550,055)   $      (836,941)    $   (1,136,115)   $   (1,472,008)   $  (7,759,219)
                                       ===============  =================   ================  ================  ===============

Net loss per common share              $        (.12)   $          (.18)    $         (.28)   $         (.31)
                                       ===============  =================   ================  ================
Net loss per common share              $        (.12)   $          (.18)    $         (.28)   $         (.31)
  assuming dilution
Weighted average number of
   common shares outstanding               4,718,270          4,719,470          4,023,769         4,718,870
                                       ===============  =================   ================  ================


                            See accompanying notes.

                            IMARK TECHNOLOGIES, INC.
                             (Formerly CD-MAX, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1997                1997
                                                                                 -------------------   -----------------
ASSETS
Current assets:
   Cash                                                                          $       1,119,242     $        86,941
   Accounts receivable                                                                      20,250              47,000
   Short-term investments                                                                1,803,701             908,144
   Prepaid expenses and other current assets                                                50,295                   -
                                                                                 -------------------   -----------------
Total current assets                                                                     2,993,488           1,042,085

Computer equipment                                                                         368,775             626,291
Less accumulated depreciation                                                              (84,822)           (145,473)
                                                                                 -------------------   -----------------
                                                                                           283,953             480,818

Deposits                                                                                    11,829             181,220
                                                                                 -------------------   -----------------

Total assets                                                                     $       3,289,270     $     1,704,123
                                                                                 ===================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $          83,989     $       141,372
   Accrued expenses                                                                         66,898              52,576
   Unearned royalties                                                                       17,180              17,180
   Current portion of capital lease obligations                                             33,325              25,151
                                                                                 -------------------   -----------------
Total current liabilities                                                                  201,392             236,279

Capital lease obligations, net of current portion                                           23,803              17,490


Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
         issued and outstanding                                                                  -                   -
   Common Stock, $.01 par value; 20,000,000 shares authorized, 4,718,270 and 4,719,470 shares issued and outstanding at June 30, 1997 and
         December 31, 1997, respectively                                                    47,183              47,195
   Stock purchase loans                                                                          -            (142,073)
   Capital in excess of par value                                                        9,304,103           9,304,451
   Deficit accumulated during the development stage                                     (6,287,211)         (7,759,219)
                                                                                 -------------------   -----------------
Total stockholders' equity                                                               3,064,075           1,450,354
                                                                                 -------------------   -----------------
Total liabilities and stockholders' equity                                       $       3,289,270     $     1,704,123
                                                                                 ===================   =================

                            See accompanying notes.

                            IMARK TECHNOLOGIES, INC.
                            (Formerly CD-MAX, Inc.)
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                              PERIOD FROM
                                                                                                              JULY 1, 1993
                                                                             SIX MONTHS ENDED                (INCEPTION) TO
                                                                               DECEMBER 31,                   DECEMBER 31,
                                                                       1996                  1997                 1997
                                                              -------------------    ------------------    ----------------
OPERATING ACTIVITIES
Net loss                                                      $      (1,136,115)     $     (1,472,008)       $ (7,759,219)
Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                      21,121                60,651             146,929
      Amortization of debt issuance costs                                     -                     -             139,909
      Issuance of compensatory stock options                                  -                     -             242,452
      Interest expense associated with warrants issued in
         connection with the Bridge Loan Agreement                        4,167                     -              29,167
      Interest expense associated with warrants issued in
         connection with the Private Placement                           16,667                     -              50,000
      Changes in operating assets and liabilities:
         Accounts receivable                                            (49,520)              (26,750)            (47,000)
         Prepaid expenses                                                25,263                50,295                   -
         Deposits                                                             -              (169,391)           (181,220)
         Debt issuance costs                                             69,954                     -            (139,909)
         Accounts payable                                                52,907                57,383             141,372
         Accrued expenses                                              (170,184)              (14,322)             54,659
         Unearned royalties                                                   -                     -              17,180
                                                              -------------------   -------------------     ---------------
Net cash used in operating activities                                (1,165,740)            1,514,142          (7,305,680)

INVESTING ACTIVITIES
Purchases of property and equipment                                     (70,546)             (257,516)           (467,545)
Purchase of short-term investments                                            -                     -          (1,803,701)
Sale of short-term investments                                                -               895,557             895,557
                                                              -------------------   -------------------     ---------------
Net cash (used in) provided by investing activities                     (70,546)              638,041          (1,375,689)

FINANCING ACTIVITIES
Net proceeds from notes payable                                               -                     -           1,655,500
Net proceeds from issuance of warrants                                        -                     -             104,455
Principal payments on notes payable                                    (875,000)                    -          (1,000,000)
Principal payments on notes payable to related parties                 (171,666)                    -            (180,000)
Principal payments on capital lease obligations                         (24,676)              (14,487)           (117,561)
Stock purchase loans                                                          -              (142,073)           (142,073)
Net cash proceeds from issuance of common stock                       6,618,106                   360           8,447,989
                                                              -------------------   -------------------     ---------------
Net cash provided by (used in) financing activities                   5,546,764              (156,200)          8,768,310
                                                              -------------------   -------------------     ---------------

Net increase (decrease) in cash                                       4,310,478            (1,032,301)             86,941
Cash at beginning of period                                             296,012             1,119,242                  -
                                                              -------------------   -------------------     ---------------
Cash at end of period                                         $       4,606,490      $         86,941        $     86,941
                                                              ===================   ===================     ===============

                            See accompanying notes.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB for the year ended June 30, 1997, on file with the Securities and Exchange Commission.

         On December 30, 1997, the shareholders of the Company approved to change the name of the Company from CD-MAX, Inc. to Imark Technologies, Inc.

RECENT PRONOUNCEMENTS

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

EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings per Share." Statement 128 replaced the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. All loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

         The Company is a development stage company engaged in the development and marketing of e-commerce services. The Company commenced operations in July 1993. Prior thereto, the principals of the Company were involved in the development of the Company's technology, development of the business plan and arrangement for the initial capitalization of the Company. The Company offers electronic commerce services to information publishers who want to quickly and easily sell their content on the Internet or CD-ROM. Commerce services include NET-MAX for Internet web-based content, NET-MAX+ for server push or Internet web-based content, and CD-MAX for CD-ROM based content. The Company's services provide proprietary capabilities surrounding the access, distribution and payment of electronic content and give information publishers the ability to establish subscription, debit/pay-down accounts, or pay-per-use pricing. A rapid implementation model presents publishers with a way to quickly begin generating revenue while minimizing initial investment and risk.

         From July 1, 1993 (inception) through December 31, 1997, the
Company recognized revenues from operations of $100,898 and as of December 31, 1997 had an accumulated deficit of $7,759,219. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

         The Company has entered into agreements with nine information publishers pursuant to which it will receive software customization, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial use of the CD-MAX system began in August 1995, and to date, a total of $68,398 in revenues have been generated from all uses of the system. The first commercial use of the NET-MAX system was in September 1997 and to date $32,500 in revenues have been generated by the Company.

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that its computer systems, including its NET-MAX, NET-MAX+, and CD-MAX commerce services, will function properly with respect to dates in the year 2000 and thereafter. The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

REVENUES

         For the three months ended December 31, 1997, the Company recognized revenues of $32,500 as license fee income pursuant to its agreements with publishers. For the three months ending December 31, 1996, the Company recognized revenues of $15,000 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.


OPERATING EXPENSES

         The Company's operating expenses were $897,945 for the three months ended December 31, 1997, compared to $622,169 for the three months ended December 31, 1996. This increase of $275,776 or 44% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $217,326 for the three months ended December 31, 1997, compared to $119,231 for the three months ended December 31, 1996. This increase of $98,095 or 82% was attributable primarily to increased expenses for three additional marketing professionals and increased advertising and consulting costs.

         General and Administrative. General and administrative expenses were $293,817 for the three months ended December 31, 1997, compared to $224,126 for the three months ended December 31, 1996. This increase of $69,691 or 31% was primarily due to an increase in administrative travel expenses.

         Research and Development. Research and development expenses were $352,467 for the three months ended December 31, 1997, compared to $262,966 for the three months ended December 31, 1996. This increase of $89,501 or 34% was primarily attributed to a $55,780 increase in consultant fees and a $42,926 increase in rent. The Company moved to its new offices in November and continued to pay rent for the old offices until December, 1997.

         Due to the above, the Company had a net loss of $836,941 for the three months ended December 31, 1997, compared to a net loss of $550,055 for the three months ended December 31, 1996.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1996

REVENUES

         For the six months ended December 31, 1997, the Company recognized revenues of $38,000 as license fee income pursuant to its agreements with publishers. For the six months ending December 31, 1996, the Company recognized revenues of $27,504 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

         The Company's operating expenses were $1,565,812 for the six months ended December 31, 1997, compared to $1,216,583 for the six months ended December 31, 1996. This increase of $349,229 or 29% was attributable primarily to the following factors:

         Sales and Marketing. Selling expenses were $340,054 for the six months ended December 31, 1997, compared to $213,224 for the six months ended December 31, 1996. This increase of $126,830 or 59% was attributable primarily to increased expenses for three additional marketing professionals and increased advertising and consulting costs.

         General and Administrative. General and administrative expenses were $509,316 for the six months ended December 31, 1997, compared to $498,323 for the six months ended December 31, 1996. This increase of $10,993 or 2% was attributed to a $71,924 increase in travel costs which were offset by a $69,955 decrease in debt issuance costs.

         Research and Development. Research and development expenses were $655,791 for the six months ended December 31, 1997, compared to $483,915 for the six months ended December 31, 1996. This increase of $171,876 or 36% was primarily attributed to a $48,794 increase in salaries, a $83,966 increase in consultants, and a $54,455 increase in rent.

         Due to the above, the Company had a net loss of $1,472,008 for the six months ended December 31, 1997, compared to a net loss of $1,136,115 for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

                The Company is in the process of raising additional funds during the first quarter of 1998. There is no certainty that the Company will be able to raise such funds. Should the Company be unable to raise the additional Capital, the Company must significantly reduce its operating expense and/or redeem its redeemable warrants.

         The Company is currently spending approximately $290,000 per month and, as of December 31, 1997, had cash, cash equivalents and short-term investments of approximately $995,000.

      The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996 the Company completed a Public Offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of December 31, 1997, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering are being used to support continuing operations and research and development. As of December 31, 1997 an additional $1,800,000 of the net proceeds have been used to purchase short-term certificates of deposit.

         The Company has experienced net losses from operations since its inception and at December 31, 1997 had an accumulated deficit of $7,759,219. At December 31, 1997 the Company's primary liabilities are trade payables of $141,372 and accrued expenses of $52,576 for employee fringe benefits.

         The Company has no material commitments other than its facility, equipment leases, and employment agreements with three of its senior executives which call for annual salaries of approximately $64,000 to $89,500 per year per individual.

CERTAIN BUSINESS RISKS

         The Company expects that its existing funds, interest income, and committed license fees and research payments from existing collaboration agreements will be sufficient to fund the Company's operations for at least the next quarterly period. The Company's future capital requirements and the adequacy of its available funds will depend on many factors, including progress in its research and development programs, the magnitude of those programs, the ability of the Company to establish collaborative and licensing arrangements, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and competing technological and market developments. The Company is currently seeking to raise additional equity capital.

         There can be no assurance that the Company's services will be accepted by the marketplace in a successful and timely manner; that the Company will achieve positive cashflow to fund its operations prior to exhausting its capital resources; or that the Company will be able to raise additional capital.

         A description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Company's Prospectus, dated August 16, 1996, issued in conjunction with the Company's registration statement on Form SB-2, on file with the Securities and Exchange Commission.

II.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on December 30, 1997. At the meeting, the shareholders of the Company (i) elected each of the persons listed below to serve as director of the Company until the 1998 annual meeting of shareholders or until his successor is elected, (ii) approved the amendment of the articles of Incorporation of the Company to increase the number of authorized shares of common stock from 10 million to 20 million shares, par value $.01 per share, (iii) approved the amendment of the Articles of Incorporation to change the name of the Company to "Imark Technologies, Inc.", (iv) approved the reservation of an additional 500,000 shares of common stock for issuance under the 1993 Stock Incentive Plan and (v) approved the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

The Company had 4,719,470 shares of Common Stock outstanding as of November 24, 1997, the record date for the annual meeting. At the annual meeting, holders of a total of 4,234,527 shares were present or represented by proxy. The following sets forth the information regarding the results of the voting at the annual meeting:

(i)         Election of Directors

            1.  Election of Directors        For          Withheld
                Philip J. Gross              4,223,586    10,941
                Weldon P. Rackley            4,223,586    10,941

                Steven P. Schnipper          4,221,480    13,047
                John D. Wiedemer             4,223,466    11,061
                Robert A. Wiedemer           4,223,166    11,361

(ii)        Amendment of Articles re: increase in the number of shares

            Votes in favor:          3,921,268
            Votes against:              88,451
            Abstentions:               224,808

(iii)       Amendment of Articles to change the name

            Votes in favor:          4,219,747
            Votes against:               5,745
            Abstentions:                 9,035

(iv)        Reserve of shares for 1993 Stock Option Plan

            Votes in favor:           4,219,747
            Votes against:                5,745
            Abstentions:                  9,035

(v)         Selection of Audit Firm

            Votes in favor:           4,218,586
            Votes against:                7,138
            Abstentions:                  8,803

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Imark Technologies, Inc.
                                      ------------------------------------------

                                                       (Registrant)


Date: February 13, 1998                          /s/  ROBERT A. WIEDEMER
                                      ------------------------------------------
                                                    Robert A. Wiedemer
                                            President, Chief Executive Officer,
                                                   and Chairman of Board
                                               (Principal Executive Officer)


Date: February 13, 1998                          /s/  PHILIP J. GROSS
                                      ------------------------------------------
                                                    Philip J. Gross,
                                       Secretary, Treasurer,Sr. Vice President-
                                         Chief Financial Officer, and Director
                                            (Principal Accounting Officer)