Form 10QSB
period 1998-03-31
IMARK TECHNOLOGIES INC
filed 1998-05-15
CIK 1015457

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1998        Commission File Number  0-21147

                            IMARK TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   87-0378128
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

           Common Stock, $.01 par value                 4,719,470 shares
                    (Class)                      (Outstanding at May 13, 1998)

TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------
PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Statements

                Statements of Operations for the three and nine months
                   ended March 31, 1998 and 1997 and for the period from
                   July 1, 1993 (inception) to March 31, 1998.................................................2

                Balance Sheets at June 30, 1997 and March 31, 1998............................................3

                Statements of Cash Flows for the nine months ended March
                   31, 1998 and 1997 and for the period from
                   July 1, 1993 (inception) to March 31, 1998.................................................4

                Notes to Financial Statements.................................................................5

   Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............................................5

PART II.

   Signatures   .............................................................................................11

                            IMARK TECHNOLOGIES, INC.
                             (Formerly CD-MAX, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                                       PERIOD FROM
                                                                                                                       JULY 1, 1993
                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED             (INCEPTION) TO
                                                      MARCH 31,                             MARCH 31,                   MARCH 31,
                                                 1997               1998               1997               1998             1998
                                            -----------        -----------        -----------        -----------      --------------
Revenues                                    $     9,500        $    20,500        $    37,004        $    58,500        $   121,398

Costs and expenses:
   Selling                                      132,022            251,343            345,246            591,397          1,611,028
   General and administrative                   255,807            304,092            754,130            813,408          4,006,190
   Research and development                     248,169            264,401            732,084            920,192          2,981,148
   Depreciation and amortization                 15,896             41,362             37,017            102,013            258,247
                                            -----------        -----------        -----------        -----------        -----------
Total costs and expenses                        651,894            861,198          1,868,477          2,427,010          8,856,613

Other income (expense):
   Interest income                               46,373              7,550            136,583             63,993            261,127
   Interest expense                              (6,137)              (654)           (43,383)            (1,293)          (118,933)
                                            -----------        -----------        -----------        -----------        -----------

Net loss                                    $  (602,158)       $  (833,802)       $(1,738,273)       $(2,305,810)       $(8,593,021)
                                            ===========        ===========        ===========        ===========        ===========

Basic and diluted net loss per
  common share                              $      (.13)       $      (.18)       $      (.41)       $      (.49)
                                            ===========        ===========        ===========        ===========
Weighted average number of
   common shares outstanding                  4,718,270          4,719,470          4,252,726          4,719,470
                                            ===========        ===========        ===========        ===========



                             See accompanying notes.

                            IMARK TECHNOLOGIES, INC.
                             (Formerly CD-MAX, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                              JUNE 30,          MARCH 31,
                                                                                                1997               1998
                                                                                            -----------        -----------
ASSETS
Current assets:


   Cash                                                                                     $ 1,119,242        $    58,972
   Accounts receivable                                                                           20,250             64,781
   Short-term investments                                                                     1,803,701             20,000
   Prepaid expenses and other current assets                                                     50,295                  -
                                                                                            -----------        -----------
Total current assets                                                                          2,993,488            143,753

Property, plant and equipment                                                                   368,775            702,426
Less accumulated depreciation                                                                   (84,822)          (186,835)
                                                                                            -----------        -----------
                                                                                                283,953            515,591


Deposits                                                                                         11,829            183,020
                                                                                            -----------        -----------

Total assets                                                                                $ 3,289,270        $   842,364
                                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                         $    83,989        $    92,161
   Accrued expenses                                                                              66,898            148,882
   Unearned royalties                                                                            17,180             17,180
   Loans payable                                                                                      -             20,393
   Current portion of capital lease obligations                                                  33,325             25,805
                                                                                            -----------        -----------
Total current liabilities                                                                       201,392            304,421


Capital lease obligations, net of current portion                                                23,803              4,318

Stockholders' equity:
   Preferred stock, $1.00 par value; 1,000,000 shares authorized; no shares
      issued and outstanding                                                                          -                  -
   Common Stock, $.01 par value; 20,000,000 shares authorized, 4,718,270 and 4,719,470 shares issued and outstanding at June 30, 1997 and
         March 31, 1998, respectively                                                            47,183             47,195
   Stock purchase loan                                                                                -           (225,000)
   Capital in excess of par value                                                             9,304,103          9,304,451
   Deficit accumulated during the development stage                                          (6,287,211)        (8,593,021)
                                                                                            -----------        -----------
Total stockholders' equity                                                                    3,064,075            533,625
                                                                                            -----------        -----------
Total liabilities and stockholders' equity                                                  $ 3,289,270        $   842,364
                                                                                            ===========        ===========


                             See accompanying notes.

                            IMARK TECHNOLOGIES, INC.
                             (Formerly CD-MAX, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                                              PERIOD FROM
                                                                                                              JULY 1, 1993
                                                                             NINE MONTHS ENDED               (INCEPTION) TO
                                                                                 MARCH 31,                     MARCH 31,
                                                                           1997               1998                1998
                                                                       -----------        -----------       ---------------
OPERATING ACTIVITIES
Net loss                                                               $(1,738,273)       $(2,305,810)       $(8,593,021)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                         37,017            102,013            188,291
      Amortization of debt issuance costs                                        -                  -            139,909
      Issuance of compensatory stock options                                     -                  -            242,452
      Interest expense associated with warrants issued in
         connection with the Bridge Loan Agreement                           4,167                  -             29,167
      Interest expense associated with warrants issued in
         connection with the Private Placement                               16,667                  -            50,000
      Changes in operating assets and liabilities:
         Accounts receivable                                               (67,880)           (44,531)           (64,781)
         Prepaid expenses                                                   25,263             50,295                  -
         Deposits                                                                -           (171,191)          (183,020)
         Debt issuance costs                                                69,954                  -           (139,909)
         Accounts payable                                                   29,359              8,172             92,161
         Accrued expenses                                                 (256,937)            81,984            150,965
         Unearned royalties                                                      -                  -             17,180
                                                                       -----------        -----------        -----------
Net cash used in operating activities                                   (1,880,663)        (2,279,068)        (8,070,606)

INVESTING ACTIVITIES
Purchases of property and equipment                                       (199,337)          (333,651)          (543,680)
Purchase of short-term investments                                               -                  -         (1,803,701)
Sale of short-term investments                                                   -          1,783,701          1,783,701
                                                                       -----------        -----------        -----------
Net cash (used in) provided by investing activities                       (199,337)         1,450,050           (563,680)

FINANCING ACTIVITIES
Net proceeds from notes payable                                                  -                  -          1,655,500
Net proceeds from issuance of warrants                                           -                  -            104,455
Net proceeds from loans                                                          -             20,393             20,393
Principal payments on notes payable                                       (875,000)                 -         (1,000,000)
Principal payments on notes payable to related parties                    (171,666)                 -           (180,000)
Principal payments on capital lease obligations                            (37,290)           (27,005)          (130,079)
Stock purchase loans                                                             -           (225,000)          (225,000)
Net cash proceeds from issuance of common stock                          6,618,106                360          8,447,989
                                                                       -----------        -----------        -----------
Net cash provided by (used in) financing activities                      5,534,150           (231,252)         8,693,258
Net increase (decrease) in cash                                          3,454,150         (1,060,270)            58,972
Cash at beginning of period                                                296,012          1,119,242                  -
                                                                       -----------        -----------        -----------
Cash at end of period                                                  $ 3,750,162        $    58,972        $    58,972
                                                                       ===========        ===========        ===========

                             See accompanying notes.

Notes To Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, we do not include all of the information and footnotes required by generally accepted accounting principles (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB for the year ended June 30, 1997, on file with the Securities and Exchange Commission.

NET LOSS PER SHARE

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

2.  NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                    1997         1998
                                               ------------- ------------
Numerator:
     Net loss                                   $(602,158)    $(833,802)
                                             ============= =============

Denominator:
     Denominator for basic earning per
       share - weighted-average shares          4,718,270     4,719,470
                                             ============= =============
     Denominator for diluted earning per
       share - adjusted weighted-average
       shares and assumed conversions           4,718,270     4,719,470
                                             ============= =============

Basic loss per share                             $(0.13)       $(0.18)
                                             ============= =============

Diluted loss per share                           $(0.13)       $(0.18)
                                             ============= =============


                                                    Nine months ended
                                                        March 31,
                                               --------------------------
                                                    1997         1998
                                               ------------- ------------
Numerator:
     Net loss                                 $(1,738,273)  $(2,305,810)
                                             ============= =============

Denominator:
     Denominator for basic earning per
       share - weighted-average shares          4,252,726     4,719,470
                                             ============= =============
     Denominator for diluted earning per
       share - adjusted weighted-average
       shares and assumed conversions           4,252,726     4,719,470
                                             ============= =============

Basic loss per share                             $(0.41)       $(0.49)
                                             ============= =============

Diluted loss per share                           $(0.41)       $(0.49)
                                             ============= =============



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

OVERVIEW

     The Company is a development stage company engaged in the development and marketing of e-commerce services and systems. The Company commenced operations in July 1993. Prior thereto, the principals of the Company were involved in the development of the Company's technology, development of the business plan and arrangement for the initial capitalization of the Company. The Company offers electronic commerce services to information publishers who want to quickly and easily sell their content on the Internet or CD-ROM. Commerce services include NET-MAX for Internet web-based content, NET-MAX+ for server push or Internet web-based content, and CD-MAX for CD-ROM based content. The Company's services provide proprietary capabilities surrounding the access, distribution and payment of electronic content and give information publishers the ability to establish subscription, debit/pay-down accounts, or pay-per-use pricing. A rapid implementation model presents publishers with a way to quickly begin generating revenue while minimizing initial investment and risk.

     From July 1, 1993 (inception) through March 31, 1998, the Company recognized revenues from operations of $121,398 and as of March 31, 1998 had an accumulated deficit of $8,593,021. The Company has continued to operate at a loss since inception and expects to incur significant additional operating losses until the Company generates significant revenues from operations which are sufficient to cover its monthly operating expenses.

     The Company has entered into agreements with seven information publishers pursuant to which it will receive software customization, transaction and licensing fees (which represent a percentage of the revenue billed by the Company on behalf of the publisher), provided that the publishers are successful in marketing their information. The first commercial use of the CD-MAX system began in August 1995, and to date, a total of $68,398 in revenues have been generated from all uses of the system. The first commercial use of the NET-MAX system was in September 1997 and to date $53,000 in revenues have been generated by the Company.

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

     Based on a recent assessment, the Company determined that its computer systems, including its NET-MAX, NET-MAX+, and CD-MAX commerce services, will function properly with respect to dates in the year 2000 and thereafter. The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

REVENUES

     For the three months ended March 31, 1998, the Company recognized revenues of $20,050 as license fee income pursuant to its agreements with publishers. For the three months ending March 31, 1997, the Company recognized revenues of $9,500. These revenues are software development and licensing fees.

OPERATING EXPENSES

     The Company's operating expenses were $861,198 for the three months ended March 31, 1998, compared to $651,894 for the three months ended March 31, 1997. This increase of $209,304 or 32% was attributable primarily to the following factors:

     Sales and Marketing. Selling expenses were $251,343 for the three months ended March 31, 1998, compared to $132,022 for the three months ended March 31, 1997. This increase of $119,321 or 90% was attributable primarily to increased expenses for three additional marketing professionals and increased advertising, consulting, and selling costs.

     General and Administrative. General and administrative expenses were $304,092 for the three months ended March 31, 1998, compared to $255,807 for the three months ended March 31, 1997. This increase of $48,285 or 19% was primarily due to the allocation of office rent to general and administrative expense rather than research and development expense, as had been done previously.

     Research and Development. Research and development expenses were $264,401 for the three months ended March 31, 1998, compared to $248,169 for the three months ended March 31, 1997. This increase of $16,232 or 7% was primarily attributed to an increase in consultant fees, which was offset by the decrease in rent, which was reclassed to general and administrative expense.

     Due to the above, the Company had a net loss of $833,802 for the three months ended March 31, 1998, compared to a net loss of $602,158 for the three months ended March 31, 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1997

REVENUES

     For the nine months ended March 31, 1998, the Company recognized revenues of $58,500 as license fee income pursuant to its agreements with publishers. For the nine months ending March 31, 1997, the Company recognized revenues of $37,004 from license fees pursuant to its agreements with publishers. These revenues consisted primarily of software development and licensing fees.

OPERATING EXPENSES

     The Company's operating expenses were $2,427,010 for the nine months ended March 31, 1998, compared to $1,868,477 for the nine months ended March 31, 1997. This increase of $558,533 or 30% was attributable primarily to the following factors:

     Sales and Marketing. Selling expenses were $591,397 for the nine months ended March 31, 1998, compared to $345,246 for the nine months ended March 31, 1997. This increase of $246,151 or 71% was attributable primarily to a $147,000 increase in salaries, and a $92,000 increase in consulting costs.

     General and Administrative. General and administrative expenses were $813,408 for the nine months ended March 31, 1998, compared to $754,130 for the nine months ended March 31, 1997. This increase of $59,278 or 8% was attributed to the allocation of office rent to general and administrative expense rather than research and development, as it had been done in the past

     Research and Development. Research and development expenses were $920,192 for the nine months ended March 31, 1998, compared to $732,084 for the nine months ended March 31, 1997. This increase of $188,108 or 26% was primarily attributed to a $51,000 increase in salaries, a $111,000 increase in consultants, increases in computer software and supplies, and a decrease in rent expense.

     Due to the above, the Company had a net loss of $2,305,810 for the nine months ended March 31, 1998, compared to a net loss of $1,738,273 for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is in the process of raising additional funds. (See Subsequent Events for related information) There is no certainty that the Company will be able to raise such funds. Should the Company be unable to raise the additional Capital, the Company must significantly reduce its operating expense and/or redeem its redeemable warrants.

     The Company is currently spending approximately $270,000 per month and, as of March 31, 1998, had cash, cash equivalents and short-term investments of approximately $79,000.

     The Company has financed its operations primarily through funds obtained from the sale of Common Stock. On August 16, 1996, the Company completed a public offering of 1,322,500 Units, each unit consisting of two shares of Common Stock and one Redeemable Warrant. The gross proceeds to the Company were approximately $8.1 million; as of March 31, 1998, $1,454,726 of the total offering proceeds were used to pay off private placement notes payable and related party notes payable and related offering expenses. The net proceeds from this offering were used to support continuing operations and research and development.

     The Company has experienced net losses from operations since its inception and at March 31, 1998 had an accumulated deficit of $8,593,021. At March 31, 1998 the Company's primary liabilities are trade payables of $92,161 and accrued expenses of $148,882 for employee fringe benefits, and accrued trade payables.

     The Company has no material commitments other than its facility, equipment leases, and employment agreements with three of its senior executives which call for annual salaries of approximately $85,000 to $89,500 per year per individual.

CERTAIN BUSINESS RISKS

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

NASDAQ LISTING REQUIREMENTS

     The NASD Marketplace Rule(s) 4310(c)(02) became effective on February 23, 1998. The Company received a delisting letter from NASDAQ on February 26, 1998. The Company has filed for an exception to the new net tangible assets/market capitalization/net income requirement(s) which the Company does not currently satisfy.

     While the Company is actively pursuing several financing alternatives to bring it back into compliance, there can be no assurance that its efforts will bring it back into compliance or that NASDAQ will grant an exception. (See Subsequent Events)

SUBSEQUENT EVENTS

     On April 23, 1998, the Company entered into a letter of intent to acquire International Advance, a private Delaware-based holding company. International Advance owns a 29.9% interest in Voss Net, a London-based Internet Service provider trading in the UK on the Alternative Investment market. International Advance will also have a minimum of $1 million in cash at the time the transaction is consummated.

     Under the terms of the agreement, subject to approval by Imark's Board, International Advance will receive 10.5 million shares of Imark common stock plus 1 million shares of Imark preferred stock and will thus acquire control of Imark. The transaction is expected to close within 30 days.

     See The Company's filing on Form 8-K for more details on this proposed transaction.

     As of May 14, 1998 the Company has received bridge loans totaling $80,000 from International Advance. These loans were used for payroll and trade payable expenses.

     As of May 14, 1998 the Company has also received from Company Officers/Directors bridge loans totaling $75,393. These loans were used for payroll and trade payable expenses.

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

                                       Imark Technologies, Inc.
                                ------------------------------------------
                                               (Registrant)

Date: May 14, 1998                     /s/  ROBERT A. WIEDEMER
                                ------------------------------------------
                                             Robert A. Wiedemer
                                    President, Chief Executive Officer,
                                           and Chairman of Board
                                       (Principal Executive Officer)

Date: May 14, 1998                        /s/  PHILIP J. GROSS
                                ------------------------------------------
                                              Philip J. Gross
                                  Secretary, Treasurer,Sr. Vice President-
                                   Chief Financial Officer, and Director
                                       (Principal Accounting Officer)